Form 10QSB
period 2006-06-30
Big Bear Mining Corp.
filed 2006-08-25
CIK 1354213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 333-132547________________________

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

2,779,000 common shares issued and outstanding as at: August 15, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
June 30, 2006

(unaudited)

ASSETS
Current assets
Cash	$ 31,877
Total Current Assets	$ 31,877
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$ 1,300
Shareholder advance	495
Total liabilities	1,795
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding	2,779
Additional paid-in-capital	42,021
Deficit accumulated during the exploration stage	(14,718)
Total stockholders' equity	30,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,877

 See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
Three and Six Months Ended June 30, 2006
and Period from April 14, 2005 (Inception) through June 30, 2005 and Period from April 14, 2005 (Inception) through June 30, 2006
(unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Inception through June 30, 2005	Inception through June 30, 2006
Expenses:
General and administrative	$7,126	$13,484	$ -	$13,718
Mineral exploration cost	-	1,000	-	1,000
Total Expenses	7,126	14,484	-	14,718
Net loss	($7,126)	($14,484)	$ -	($14,718)
Net loss per share:
Basic and diluted	$ -	$ -	$ -
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,000,000

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
and Period from April 14, 2005 (Inception) through June 30, 2005 and Period from April 14, 2005 (Inception) through June 30, 2006
(unaudited)

	Six Months ended	Inception through	Inception through
	June 30, 2006	June 30, 2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($14,484)	-	($14,718)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in accounts payable	1,300	-	1,300
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,184)	-	(13,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	42,800
Share subscription received	2,000	-	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	-	45,295
NET INCREASE IN CASH	(11,184)	-	31,877
Cash, beginning of period	43,061	-	-
Cash, end of period	$ 31,877	-	$ 31,877
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	-	$ -
Income taxes paid	$ -	-	$ -

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

NOTE 2 - GOING CONCERN

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $14,718 for the six months ended June 30, 2006. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - MINERAL CLAIM TRANSACTION

In December 2005, Mr. Aaron Hall, the President acquired one mineral claim by the staking of the same. During the quarter ended March 31, 2006 the Company paid Mr. Aaron Hall $1,000 for researching and acquiring the mineral claim. As of June 30, 2006 the claim was still in Mr. Hall's name but will be transferred to the Company's name when the Company determines it is economical to mine the claim.

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

Location and Access and Property Description

The Holy Cross Property is located approximately 145 kilometers west of Prince George, British Columbia within the Omineca Mining Division which lies in the Interior Plateau region of central British Columbia. The property consists of 500 hectares centered over a small hill at 53o 47.5' north latitude, 124o 58' west longtitude, between Bentzi Lake and Holy Cross Mountain.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2007.

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

Three Months Ended June 30, 2006

During the three months ended June 30, 2006, operating expenses totaled $7,126 and we experienced a net loss of $7,126 against no revenues. From inception to June 30, 2006, our operating expenses total $14,718 and we experienced a net loss of $14,718 against no revenues.

Financial Condition, Liquidity and Capital Resources

At June 30, 2006, there was a working capital of $30,082.

At June 30, 2006, our total assets were $31,877, which consisted only of cash.

At June 30, 2006, our total current liabilities were $1,795.

At June 30, 2006, we had cash on hand of $31,877.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at June 30, 2006 was $31,877.

For the six months ended June 30, 2006, net cash used in operating activities was $13,184 which consisted of general and administrative expenses.

Net cash provided by financing activity was $45,295 from inception to June 30, 2006. During the period ended December 31, 2005 we successfully raised $42,800 through the sale of 779,000 common shares as follows:

    In October 2005 we issued an aggregate of 390,000 common shares at a price per share of $0.01 for cash consideration of $3,900.
    In November 2005 we issued an aggregate of 389,000 common shares at a price per share of $0.10 for cash consideration of $38,900.

In addition, in April 2005, at the inception of the company the President of the Company was issued 2,000,000 shares of common stock for par value of $0.001 or $2,000 for which payment was received in April 2006.

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

Plan of Operation

Cash Requirements

Over the twelve months ending June 30, 2007 we plan to expend a total of approximately $125,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $135,000 over the twelve months ending June 30, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $31,877. This will allow us to complete Phase 1 of our proposed exploration program. We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending June 30, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2007.

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

We have historically incurred losses, and through June 30, 2006 have incurred losses of $14,718 from our inception.

For the period ended December, 2005 we successfully raised $42,800 through the sale of 779,000 common shares. In April 2006, we received $2,000 as payment of a subscription receivable bringing the total amount raised to $44,800.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements." Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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
Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2006, we had cash in the amount of $31,877. We currently do not have any operations and we have no income.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 15, 2006