Form 10QSB/A
period 2006-06-30
Big Bear Mining Corp.
filed 2006-10-31
CIK 1354213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED (to confirm Registrant is a Shell Company)
FORM 10-QSB

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]  No [  ]

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