Form 10QSB
period 2006-09-30
Big Bear Mining Corp.
filed 2006-11-28
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

2,779,000 common shares issued and outstanding as at: November 15, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]  No [  ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
September 30, 2006
(unaudited)

ASSETS
Current assets
Cash	$ 30,719
Total current assets	30,7199
Total Assets	$ 30,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 300
Shareholder advance	495
Total current liabilities	795
Total Liabilities	795
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding	2,779
Additional paid-in-capital	42,021
Deficit accumulated during the exploration stage	(14,876)
Total stockholders' equity	29,924
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 30,719

 See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months Ended September 30, 2006 and 2005, and
Nine Months Ended September 30, 2006, and
Period from Inception (April 14, 2005) through September 30, 2005 and 2006
(unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Inception through September 30, 2005	Inception through September 30, 2006
Expenses:
General and administrative	$ 158	$ -	$ 13,642	$ -	$ 13,876
Mineral exploration cost	-	-	1,000	-	1,000
Total Expenses	158	-	14,642	-	14,876
Net loss	$ (158)	$ -	$(14,642)	$ -	$ (14,876)
Net loss per share:
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average shares outstanding:
Basic and diluted	2,779,000	2,000,000	2,779,000	2,000,000

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
and Period from April 14, 2005 (Inception) through September 30, 2005 and 2006
(unaudited)

	Nine Months ended	Inception through	Inception through
	September 30, 2006	September 30, 2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (14,642)	-	$ (14,876)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in accounts payable	300	-	300
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,342)	-	(14,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	42,800
Share subscription received	2,000	-	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	-	45,295
NET INCREASE IN CASH	(12,342)	-	30,719
Cash, beginning of period	43,061	-	-
Cash, end of period	$ 30,719	-	$ 30,719
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	-	$ -
Income taxes paid	$ -	-	$ -

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

NOTE 2 - GOING CONCERN

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $14,642 for the nine months ended September 30, 2006. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - MINERAL CLAIM TRANSACTION

In December 2005, Mr. Aaron Hall, the President acquired one mineral claim by the staking of the same. During the quarter ended March 31, 2006 the Company paid Mr. Aaron Hall $1,000 for researching and acquiring the mineral claim. As of September 30, 2006 the claim was still in Mr. Hall's name but will be transferred to the Company's name when the Company determines it is economical to mine the claim.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005. Our administrative office is located at 1728 Yew Street, Suite 8 Vancouver B.C. V6K 3E9 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (604) 376-7468. Our fiscal year end is December 31.

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

Holy Cross Mineral Property Purchase Agreement

In December 2005, Mr. Aaron Hall, our President, acquired a mineral claim comprising 500 hectares located 145 kilometers west of Prince George, British Columbia, Canada. Mr. Hall as a licensed free miner staked the claims on our behalf. On February 20, 2006, we reimbursed Mr. Hall $1,000 for the Holy Cross Property.

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

Previous Work

The Holy Cross property was discovered in 1987 by Noranda Exploration Company. The original claims were staked after rock samples collected from a rhyolite dome returned anomalous concentrations of gold. Noranda explored the property in 1988 and 1989 using extensive soil sampling, geological mapping, trenching and geophysical surveys. The property was also staked by Kennecott Canada and Cogema Resources in 1994 resulting in a claim dispute with Noranda. Prior to conceding the ground, Kennecott conducted geological mapping and geochemical surveys. During October 1994, Cogema Resources conducted reconnaissance soil and rock sampling. A portion of the property was optioned to Phelps Dodge Corporation of Canada in 1995 who conducted some additional geochemical surveys and geological mapping. The area of the Holy Cross Property covering the key showings lapsed in 1999. A portion of the property was staked in February 2000 and lapsed in February 2005. Geochemical sampling consists of the gathering of samples from property areas with the most potential to host economically significant mineralization based on past exploration results. All samples gathered are normally sent to a laboratory where they are crushed and analyzed for metal content.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2007.

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

Three Months Ended September 30, 2006

During the three months ended September 30, 2006, operating expenses totaled $158 and we experienced a net loss of $158 against no revenues. From inception to September 30, 2006, our operating expenses total $14,876 and we experienced a net loss of $14,876 against no revenues.

Financial Condition, Liquidity and Capital Resources

At September 30, 2006, there was a working capital of $30,719.

At September 30, 2006, our total assets were $30,719, which consisted only of cash.

At September 30, 2006, our total current liabilities were $795.

At September 30, 2006, we had cash on hand of $30,719.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at September 30, 2006 was $30,719.

For the nine months ended September 30, 2006, net cash used in operating activities was $14,342 which consisted of general and administrative expenses.

Net cash provided by financing activity was $45,295 from inception to September 30, 2006. During the period ended December 31, 2005 we successfully raised $42,800 through the sale of 779,000 common shares as follows:

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

Plan of Operation

Cash Requirements

Over the twelve months ending September 30, 2007 we plan to expend a total of approximately $105,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $5,000 over the twelve months ending September 30, 2007.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $30,719. This will allow us to complete Phase 1 of our proposed exploration program. We have recently commenced this Phase. We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending September 30, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$6,000
Geochemical Testing	$2,500
Data Acquisition	$10,000
Phase 2 (if warranted)
Trenching	$20,000
Geophysical work	$10,000
Drilling	$50,000
Working Capital	$5,000
Total	$103,500

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2007.

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

We have historically incurred losses, and through September 30, 2006 have incurred losses of $14,876 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2006, we had cash in the amount of $30,719. We currently do not have any operations and we have no income.

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

Because we have commenced limited business operations, we face a high risk of business failure.

Although we are preparing to commence more extensive exploration on the property in the spring of 2006, we have only commenced limited exploration on the property.  Accordingly, we have limited ability to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

We have only recently started our proposed business operations and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 15, 2006