Form 10KSB
period 2006-12-31
Big Bear Mining Corp.
filed 2007-04-16
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended　　December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from　[ ] to　[ ]

Commission file number　　333-132547

BIG BEAR MINING CORP.
(Name of small business issuer in its charter)
Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1728 Yew Street, Suite 8, Vancouver, BC	V6K 3E9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 376-7468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $277,900.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,779,000 common shares issued and outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Big Bear" mean Big Bear Mining Corp., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on April 14, 2005. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 304-2470 St. Rose Pkwy, Henderson, Nevada 89074 and our business office is located at 1728 Yew Street, Suite 8., Vancouver, British Columbia V6K 3E9.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. . In British Columbia we are registered to do business under the name Big Thunder Mining Corp. We acquired a 100% undivided right, title and interest in and one mineral claim comprising 500 hectares located 145 kilometers west of Prince George, British Columbia, Canada. In order to acquire the claims, our President, Aaron Hall staked the claims in December 2005. On February 20, 2006 we reimbursed Mr. Hall for the purchase.

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

We intend to formulate an exploration program based on the various data we have reviewed.

Our exploration program is designed to economically explore and evaluate the properties.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2007.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2007.

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

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the period ended December 31, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. 　Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. 　If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. 　As of December 31, 2006, we had cash in the amount of $29,588.　We currently have minimal operations and we have no income.

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

Although we are preparing to commence exploration on the property in the summer of 2007, we have not yet commenced exploration on the property. 　Accordingly, we have no way to evaluate the likelihood that our business will be successful. 　We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property. 　We have not earned any revenues as of the date of this prospectus.

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

The price of an ounce of gold is approximately $630. In the past, the price of gold has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it.

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

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our British Columbia mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold, that production will be profitable.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee that we will ever find any gold. We did not rely upon any expert advice in selecting the property for the exploration. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations and could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our By-laws contain provisions indemnifying our officer and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgement in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

Volatility of Stock Price.

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2. Description of Property.

Our administrative mailing office is located at 1728 Yew Street. #8, Vancouver, British Columbia and our telephone number is (604) 376-7468.

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

Glossary of Terms

The following are the definitions of some of the highly technical and geological terms which follow below.

Andesite: A type of rock that typically formed through the relatively rapid crystallization of a lava. Andesite was named after the Andes Mountains of South America.

Assay: A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Development: Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Diamond Drill: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Diorite: An intrusive rock formed by molten lava (igneous).

Exploration: Work involved in searching for ore, usually by drilling or driving a drift.

Gabbro: A coarse-grained, dark, igneous rock.

Geophysical Survey: Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

Grade: The average assay of a ton of ore, reflecting metal content.

Hornblende: an important rock-forming mineral made chiefly of silicates of magnesium, calcium and iron, black in color.

Mineralization: The presence of economic minerals in a specific area or geological formation.

Net Smelter Return: A share of the net revenues generated from the sale of metal produced by a mine.

Porphyry: Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

Reclamation: The restoration of a site after mining or exploration activity is completed.

Reserves: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Skarn: Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolomite formation.

Triassic: the earliest of the three geologic periods comprised in the Mesozoic era.

Tertiary: the earlier of the two geologic periods in the Cenozoic era

Vein: A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

Geological Report: Holy Cross Property

We have a geological report on the mineral claim. The report by Geoffrey Goodall, professional geologists, provides an assessment of the property and sets out recommendations. The geological report summarizes the results of exploration in the area of the property and makes a recommendation for further exploration work.

In the report, Mr. Goodall concludes that the results of exploration work indicate gold mineralization on the property. The author notes that the combination of several factors warrant further exploration. The author notes that inspection of the known areas of mineralization at the property confirm the presence of a large system of hydrotherally altered rocks. He also notes that recent road construction on the north side of Holy Cross Mountain has exposed additional zones of strong epithermal altered rhyolite and dacite.

Mr. Goodall in his report makes specific recommendations based on his conclusions to determine the potential of the property to host economic quantities of gold. He recommends that an initial program of data acquisition, review and compilation of historic geological information be undertaken to further assess the property. He also believes geological mapping and further rock geochemical sampling are warranted to further assess the prospect prior to drilling.

We intend to formulate an exploration program based on the recommendations in Mr. Goodall's reports for an initial phase of exploration. We have also formulated a program for a second phase after completion of the program recommended by Mr. Goodall. We anticipate the program to be as follows:

We intend to implement an exploration program and intend to proceed in the following two phases all of which it is intended will be performed or supervised by a geologist with significant exploration experience, and by independent contractors hired by us.

Phase 1, as recommended by Mr. Goodall will include data acquisition, compilation, review and confirmation sampling, budgeted as follows:

Data Acquisition, review and compilation:	$10,000
Geological mapping-14 days:	6,000
Geochemical analyses-100 samples:	2,500
Travel expenses-accommodation, board:	1,000
Vehicle Rental-14 days:	1,400
Airfare-Vancouver to Price George, return:	750
Field Supplies, communications:	1,250
Report preparation, result compilation:	2,000
Miscellaneous:	100
Total:	$25,000

Data acquisition will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on the properties. We anticipate that this activity will take approximately one month.

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping.

As set out above, we may also conduct limited geochemical testing during Phase 1. Rock samples will be taken from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of gold will be made. We will then compare the relative concentrations of gold in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $2,500. We will commence this activity immediately after completion of our research and anticipate that the geochemical testing will take up to six weeks.

Phase 1 will take about 3 months and cost approximately 25,000. We currently have adequate capital to complete the various stages of Phase 1.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

  More extensive trenching
  More advanced geophysical work including ground magnetic and electrical geophysical work
  Diamond Drilling

Trenching identifies the continuity and extent of mineralization, if any, below the surface. We will rely primarily on extensive trenching and diamond drilling during Phase 2 to identify the extent of mineralization.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types, if any, generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken to a lab and then analyzed. We will analyze trench samples at a lab in Prince George, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, zinc and iron, however our primary focus is the search for gold. A careful interpretation of this available data collected from the various tests aids in determining whether or not the claims have current economic potential and whether further exploration is warranted.

We anticipate the cost of the trenching during Phase 2 to be approximately $20,000. We will commence more extensive trenching approximately two to four weeks after completion of Phase 1 after we have had time to review the results from Phase 1 and data from more extensive geophysical work in Phase 2. This stage will take approximately four to six weeks to complete.

Diamond drilling is an essential component of exploration and aids in the delineation and definition of any deposits. The extent of this drilling program will be determined by the occurrences of gold, if any, revealed by Phase 1. If gold occurrences are revealed during Phase 1 diamond drilling will be done to test for potential extensions.

Definition drilling is done with compressed air drills. Holes will be strategically drilled on the claims in reliance on the information generated during Phase 1. When drilling the accumulation of drilling mud may occur. We may use a small sump in order to collect the drilling mud.

Diamond drilling will occur after trenching and advanced geophysical work and will continue for up to two months.

We will also rely on ground magnetic and electrical geophysical work. Ground magnetic and electrical methods are used to determine the location of near-surface faults and to characterize the materials in and near fault zones. The types of properties considered would include grain size, sediment type and fault zone alteration.

Magnetic and electrical geophysics will be used to map shallow subsurface expressions of faulting. Subsurface electrical conductivity measurements will be used to locate zones of increased mineralization.

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $10,000 and anticipate commencing immediately after Phase 1 and completing in approximately 4 weeks. The approximate cost of drilling is estimated to be $50,000 to $70,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants continued exploration.

Phase 2 will take up to 4 months and cost up to $100,000.

We intend to interest other companies in the property if we find mineralized materials.

The two phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of gold and mineral properties.

Following completion of Phases 1 and 2, our board of directors will make the assessment whether to continue exploration based on an analysis of results of our initial exploration efforts and based on advice from our contracted geologist. Criteria we will consider in making this assessment include the nature and density of the underlying rock. If the rock encountered is tombstone or granite we are more likely to proceed with more extensive drift driving as the cost of construction is lower than if the rock is unstable and/or fractured.

The primary factor we will take into account in deciding whether to proceed with extensive drift driving will be the grade and consistency of the ore encountered. That is to say, our estimate of the amount of gold per ton in the underlying rock will determine the extent of our underground work.

Geophysical surveys will require line cutting. Line cutting involves removing bush from the property in order to produce straight clearings. 　This provides grid boundaries for geophysical and other surveys.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. 　Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

We do not have any agreement with Mr. Goodall to provide geological services for planned exploration work on the mineral claims.

Mineral claims Geology

The Holy Cross Property is underlain by Mesozoic and Cenozoic volcanic, sedimentary and intrusive rocks. Jurassic intermediate volcanic rocks are cut by middle Jurassic intrusions which are uncomformably overlain by Cretaceous sedimentary rocks and intermediate volcanic flows.

The source of the above description of the rock formation and mineralization of the mineral claims was the Government of BC Ministry of Energy and Mines website at http://www.gov.bc.ca/em and the report of Mr. Goodall. The Government website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted for trading on the Over-the Counter Bulletin Board under the symbol "BGBR" To date there has been no trading activity of our common stock.

As of December 31, 2006 there were 50 shareholders and 2,779,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $103,000 in respect of our mineral properties. We currently have enough to complete Phase 1 of our exploration program.

We estimate that we will expend approximately $5,000 on general and administrative expenses over the next 12 months generated from our allotted working capital of approximately $5,000.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations:
Phase 1
Data Acquisition	$10,000
Geological Mapping	6,000
Geochemical Testing	2,500
Phase 2 (If Warranted)
Trenching	20,000
Geophysical Testing	10,000
Drilling	50,000
Working Capital	5,000
Total	$103,500

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At December 31, 2006, we had a working capital of $28,443.

At December 31, 2006, our total assets of $29,588 which consists of only cash. This compares with our assets at December 31, 2005 of $43,061 which consisted of cash.

At December 31, 2006, our total liabilities were $1,145, compared to our liabilities of $495 as at December 31, 2005.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program. We will require an additional $80,000 to complete Phase 2 of our proposed exploration program.

Results of Operations.

We posted losses of $16,123 for the year ending December 31, 2006, losses of $234 for the year ended December 31, 2005, and losses of $16,357 since inception to December 31, 2006. The principal component of the loss was for offering expenses associated with our SB-2 offering and general and administrative expenses.

Operating expenses for the year ending December 31, 2006 were $16,123 compared to the year ending December 31, 2005 that were $234.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2007.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended December 31, 2006, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

Big Bear does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Big Bear's results of operations, financial position or cash flow.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through December 31, 2006 have incurred losses of $16,357 from our inception. During this period, we have successfully raised $42,800 from our SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through a private placement. We are quoted on the Over-the-Counter Bulletin Board under the symbol "BGBR".

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our SB-2 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase or sustain our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

  Report of Independent Registered Public Accounting Firm, dated April 5, 2007
  Balance Sheet as of December 31, 2006
  Statements of Operations for each of the years ended December 31, 2006 and 2005 and for the period from April 14, 2005 (inception) through December 31, 2006
  Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2006 and 2005 and for the period from April 14, 2005 (inception) through December 31, 2006
  Statements of Cash Flows for each of the years ended December 31, 2006 and 2005 and for the period from April 14, 2005 (inception) through December 31, 2006
  Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Big Bear Mining Corp.

Vancouver, BC

We have audited the accompanying balance sheet of Big Bear Mining Corp. (the "Company") as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from April 14, 2005 (Inception) through December 31, 2005 and for the period from April 14, 2005 (Inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Mining Corp. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from April 14, 2005 (Inception) through December 31, 2005 and for the period from April 14, 2005 (Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas

April 5, 2007

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash	$ 29,588
Total current assets	29,588
Total assets	$ 29,588
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 650
Shareholder advance	495
Total current liabilities	1,145
Total liabilities	1,145
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding	2,779
Additional paid-in-capital	42,021
Deficit accumulated during the development stage	(16,357)
Total stockholders' equity	28,443
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,588

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

Year ended December 31, 2006
and Period from April 14, 2005 (Inception) through December 31, 2005 and Period from April 14, 2005 (Inception) through December 31, 2006

	Year ended December 31, 2006	Inception through December 31, 2005	Inception through December 31, 2006
Expenses:
General and administrative	$ 16,123	$ 234	$ 16,357
Net loss	$ (16,123)	$ (234)	$ (16,357)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,225,402

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from April 14, 2005 (Inception) through December 31, 2006

	Common Stock		Additional paid in capital	Subscription receivable	Deficit accumulated during development stage	Total
	Shares	Amount
Issuance of common stock for cash	2,779,000	$ 2,779	$ 42,021	(2,000)	-	42,800
Net loss	-	-	-	-	(234)	(234)
Balance, December 31, 2005	2,779,000	2,779	42,021	(2,000)	(234)	42,566
Share subscription received	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(16,123)	(16,123)
Balance, December 31, 2006	2,779,000	$ 2,779	$ 42,021	$ -	$ (16,357)	$ 28,443

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

Year ended December 31, 2006
and Period from April 14, 2005 (Inception) through December 31, 2005 and Period from April 14, 2005 (Inception) through December 31, 2006

	Year Ended December 31, 2006	Inception through December 31, 2005	Inception through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,123)	$ (234)	$ (16,357)
Adjustments to reconcile net deficit to cash used by operating activities:
Accounts payable	650	-	650
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,473)	(234)	(15,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	495	495
Issuance of common stock, net of subscriptions receivable	-	42,800	42,800
Subscription received	2,000	-	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	43,295	45,295
NET INCREASE (DECREASE) IN CASH	(13,473)	43,061	29,588
Cash, beginning of period	43,061	-	-
Cash, end of period	$ 29,588	$ 43,061	$ 29,588
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Common stock issued for subscription receivable	$ -	$ 2,000	$ -

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Big Bear Mining Corp. ("Big Bear") was incorporated in Nevada on April 14, 2005. Big Bear engages in the acquisition and exploration of gold claims in the province of British Columbia, Canada. In British Columbia, Big Bear is registered under the name Big Thunder Mining Corp. The gold exploration is to determine the economic viability of the gold reserve recovery. If the gold reserve deemed to be valuable, Big Bear may seek assistance of other mining companies to mine the gold reserve.

Use of Estimates

The preparation of financial statements in conformity generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Translation

Foreign currency transaction gains and losses are included in operations.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Financial Instruments

Big Bear's financial instruments consist of cash. Unless otherwise noted, it is management's opinion that Big Bear is not exposed to significant interest, currency or credit risks arising from its financial instrument.

Recent Accounting Pronouncements

Big Bear does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Big Bear's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $16,357 since inception. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - COMMON STOCK

At inception, Big Bear issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash. This amount was classified as a subscription receivable as of December 31, 2005, and paid in the year ended December 31, 2006.

The company raised $3,900 from the sale of 390,000 common shares, and $38,900 from the sale of 389,000 common shares pursuant to Regulation S.

NOTE 4 - INCOME TAXES

Big Bear follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2006	2005
Refundable Federal income tax attributable to:
Current Operations	$ 5,400	$ -
Less, Change in valuation allowance	(5,400)	( -)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31,
2006
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,400
Less, valuation allowance	(5,400)
Net deferred tax asset	$ -

At December 31, 2006, Big Bear had an unused net operating loss carryover approximating $16,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 5 - SHAREHOLDER ADVANCES

During the period ending December 31, 2005 a shareholder of the company advanced the company $495. The advances are due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 - MINERAL CLAIM TRANSACTION

In December 2005, Mr. Aaron Hall, the President, acquired one mineral claim by the staking of the same. Mr. Hall has agreed to contribute the claim to Big Bear in order for the company to mine these claims. The claim will be transferred to the Company at the shareholder's basis when the Company determines it is economical to mine the claim. As of December 31, 2006 the claim was still in Mr. Hall's name.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2007, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Aaron Hall	Director, President, Secretary and Treasurer	30	April 14, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Aaron Hall

Mr. Hall has been a qualified Free Miner in the Province of British Columbia. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. A "Free Miner" is the only qualified person capable of staking a valid mineral claim in the Province of British Columbia.

Since October 2005, Mr. Hall has been attending the Justice Institute of British Columbia, studying conflict resolution.

Mr. Hall graduated from the British Columbia Institute of Technology with a Bachelor of Business Administrations in 2002.

In 1997, Mr. Hall graduated from Diploma Financial Management- Corporate Finance, British Columbia Institute of Technology with a diploma in Financial Management.

Committees of the Board

Currently our company has the following committees:

    Audit Committee;
    Nominating and Corporate Governance Committee; and
    Compensation Committee.

Our Audit Committee is currently made up of Aaron Hall. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 15, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Aaron Hall. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 15, 2006.

Our Compensation Committee is currently made up of Aaron Hall. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 15, 2006.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

On April 14, 2005, we issued a total of 2,000,000 shares of restricted common stock to Mr. Hall, an officer and director of our company for a subscription receivable of $2,000.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 15, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Big Bear Mining Corp, 1728 Yew Street, Suite 8, Vancouver, BC V6K 3E9.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Term 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officer for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between us and any of our directors and executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at November 30, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Aaron Hall Suite 8-1728 Homer Street Vancouver, BC, V6K 3E9	2,000,000 common shares	72%
Directors and Executive Officer as a Group	2,000,000 common shares	72%

(1) Based on 2,779,000 shares of common stock issued and outstanding as of March 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 13. Exhibits.

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).

3.2 Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Aaron Hall

(32) Section 906 Certification

32.1 Certification of Aaron Hall

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 were estimated to be $4,000.

Audit Related Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Bear Mining Corp.

By: /s/ Aaron Hall
Aaron Hall, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Aaron Hall	Title	Date
Aaron Hall	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	March 31, 2007