Form 10QSB
period 2007-03-31
Big Bear Mining Corp.
filed 2007-05-21
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,779,000 common shares issued and outstanding as at: May 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No. [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
March 31,2007
(unaudited)

ASSETS
Current assets:
Cash	$ 27,620
Total current assets	27,620
Total assets	$ 27,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,100
Shareholder advance	495
Total current liabilities	1,595
Total liabilities	1,595
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding	2,779
Additional paid-in-capital	42,021
Deficit accumulated during the development stage	(18,775)
Total stockholders' equity	26,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,620

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months ended March 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through March 31, 2007
(unaudited)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006	Inception through March 31, 2007
Expenses:
General and administrative	$ 2,418	$ 6,358	$ 17,775
Mineral exploration cost	-	1,000	1,000
Net loss	$ (2,418)	$ (7,358)	$ (18,775)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000

　See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through March 31, 2007
(unaudited)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006	Inception through March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,418)	$ (7,358)	$ (18,775)
Adjustments to reconcile net deficit to cash used by operating activities:
Accounts payable	450	300	1,100
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,968)	(7,058)	(17,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock, net of subscriptions receivable	-	-	42,800
Subscription received	-	-	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	45,295
NET INCREASE (DECREASE) IN CASH	(1,968)	(7,058)	27,620
Cash, beginning of period	29,588	43,061	-
Cash, end of period	$ 27,620	$ 36,003	$ 27,620
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Common stock issued for subscription receivable	$ -	$ -	$ (2,000)

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Big Bear Mining Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

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

Three Months Ended March 31, 2007

During the three months ended March 31, 2007, operating expenses totaled $2,418 and we experienced a net loss of $2,418 against no revenues. During the three months ended March 31, 2006, operating expenses totaled $6,358 and mineral exploration costs totaled $1,000 and we experienced a net loss of $7,358 against no revenues. From inception to March 31, 2007, our operating expenses total $17,775 and we experienced a net loss of $18,775 against no revenues.

Financial Condition, Liquidity and Capital Resources

At March 31, 2007, there was a working capital of $26,025.

At March 31, 2007, our total assets were $27,620 which consisted only of cash.

At March 31, 2007, our total current liabilities were $1,595.

At March 31, 2007, we had cash on hand of $27,620.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at March 31, 2007 was $27,620.

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

Plan of Operation

Cash Requirements

Over the twelve months ending March 31, 2008 we plan to expend a total of approximately $103,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $15,000 over the twelve months ending March 31, 2008.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $27,620. This will allow us to complete Phase 1 of our proposed exploration program. We have recently commenced this Phase. We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Over the twelve months ending March 31, 2007 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Phase 1
Geological Mapping	$6,000
Geochemical Testing	$2,500
Data Acquisition	$10,000
Phase 2 (if warranted)
Trenching	$20,000
Geophysical work	$10,000
Drilling	$40,000
General and Administrative	$15,000
Total	$103,500

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

We have historically incurred losses, and through March 31, 2007 have incurred losses of $18,775 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form SB-2 registration statement filed January 17, 2006 for the fiscal year ended December 31, 2005, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of March 31, 2007, we had cash in the amount of $27,620. We currently do not have any operations and we have no income.

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

Although we are preparing to commence more extensive exploration on the property in the spring and summer of 2007, we have only commenced limited exploration on the property. 　Accordingly, we have limited ability to evaluate the likelihood that our business will be successful. 　We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property. 　We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: May 15, 2007