Form 10QSB
period 2007-06-30
Big Bear Mining Corp.
filed 2007-08-08
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended　June 30, 2007

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

2,779,000 common shares issued and outstanding as at: August 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
June 30, 2007
(unaudited)

ASSETS
Current assets:
Cash	$ 23,886
Total current assets	23,886
Total assets	$ 23,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,450
Shareholder advance	495
Total current liabilities	1,945
Total liabilities	1,945
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding	2,779
Additional paid-in-capital	42,021
Deficit accumulated during the development stage	(22,859)
Total stockholders' equity	21,941
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,886

See accompanying accounting policies and notes to financial statements

____________________________________________________________________

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six and Three Months Ended June 30, 2007 and 2006
and Period from April 14, 2005 (Inception) through June 30, 2007
(unaudited)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Inception through June 30, 2007
Expenses:
General and administrative	$ 4,084	$ 7,126	$ 6,502	$ 13,484	$ 21,859
Mineral exploration cost	-	-	-	1,000	1,000
Net loss	$ (4,084)	$ (7,126)	$ 6,502)	$ (14,484)	$ (22,859)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,779,000	2,779,000

　See accompanying accounting policies and notes to financial statements

____________________________________________________________________

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2007 and 2006
and Period from April 14, 2005 (Inception) through June 30, 2007
(unaudited)

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Inception through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,502)	$ (14,484)	$ (22,859)
Adjustments to reconcile net deficit to cash used by operating activities:
Accounts payable	800	1,300	1,450
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,702)	(13,184)	(21,409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock, net of subscriptions receivable	-	-	44,800
Subscription received	-	2,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	2,000-	45,295
NET INCREASE (DECREASE) IN CASH	(5,702)	(11,184)	23,886
Cash, beginning of period	29,588	43,061	-
Cash, end of period	$ 23,886	$ 31,877	$ 23,886
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Common stock issued for subscription receivable	$ -	$ -	$ (2,000)

See accompanying accounting policies and notes to financial statements

____________________________________________________________________

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

____________________________________________________________________

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

____________________________________________________________________

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

____________________________________________________________________

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

____________________________________________________________________

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

____________________________________________________________________

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

____________________________________________________________________

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

Six Months Ended June 30, 2007

During the six months ended June 30, 2007, operating expenses totaled $6,502 and we experienced a net loss of $6,502 against no revenues. During the six months ended June 30, 2006, operating expenses totaled $14,484 and we experienced a net loss of $14,484 against no revenues. From inception to June 30, 2007, our operating expenses total $21,859 and we experienced a net loss of $22,859 against no revenues.

____________________________________________________________________

Financial Condition, Liquidity and Capital Resources

At June 30, 2007, there was a working capital of $21,941.

At June 30, 2007, our total assets were $23,886 which consisted only of cash.

At June 30, 2007, our total current liabilities were $1,945.

At June 30, 2007, we had cash on hand of $23,886.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at June 30, 2007 was $23,886.

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

Plan of Operation

Cash Requirements

Over the twelve months ending June 30, 2008 we plan to expend a total of approximately $103,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $15,000 over the twelve months ending June 30, 2008.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $23,886. This will allow us to complete Phase 1 of our proposed exploration program. We have recently commenced this Phase. We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

____________________________________________________________________

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

____________________________________________________________________

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through June 30, 2007 have incurred losses of $22,859from our inception.

There can be no assurances that we will be able to either (1) ever achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through future private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from our recently completed offering, operations and any future private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

____________________________________________________________________

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. 　As of June 30, 2007, we had cash in the amount of $23,886.　We currently do not have any operations and we have no income.

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

____________________________________________________________________

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

____________________________________________________________________

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

____________________________________________________________________

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

____________________________________________________________________

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

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Aaron Hall

(32) Section 906 Certification

32.1 Certification of Aaron Hall

____________________________________________________________________

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

Date: August 15, 2007