Form 10QSB
period 2007-09-30
Big Bear Mining Corp.
filed 2007-11-20
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number　333-132547

Big Bear Mining Corp.
(Exact name of small business issuer asspecified in its charter)
Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1728 Yew Street Suite 8 Vancouver, BC V6K 3E9
(Address of principal executive offices)
(604) 376-7468
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] / No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] / No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,779,000 common shares issued and outstanding as at: November 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] / No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] / No [ ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS
Current assets:
Cash	$ 22,475
Total current assets	22,475
Total assets	$ 22,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,750
Shareholder advance	495
Total current liabilities	2,245
Total liabilities	$ 2,245
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding	2,779
Additional paid-in-capital	42,021
Deficit accumulated during the development stage	(24,570)
Total stockholders' equity	20,230
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,475

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
and Period from April 14, 2005 (Inception) through September 30, 2007
(unaudited)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Inception through September 30, 2007
Expenses:
General and administrative	$ 1,711	$ 158	$ 8,213	$ 13,642	$ 23,570
Mineral exploration cost	-	-	-	1,000	1,000
Net loss	$ (1,711)	$ (158)	$ (8,213)	$ (14,642)	$ (24,570)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,779,000	2,779,000

　See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2007 and 2006
and Period from April 14, 2005 (Inception) through September 30, 2007
(unaudited)

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Inception through September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (8,213)	$ (14,642)	$ (24,570)
Adjustments to reconcile net deficit to cash used by operating activities:
Accounts payable	1,100	300	1,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,113)	(14,342)	(22,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock, net of subscriptions receivable	-	-	44,800
Subscription received	-	2,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	2,000	45,295
NET INCREASE (DECREASE) IN CASH	(7,113)	(12,342)	22,475
Cash, beginning of period	29,588	43,061	-
Cash, end of period	$ 22,475	$ 30,719	$ 22,475
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTION
Common stock issued for subscription receivable	$ -	$ -	$ -

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2008.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2008.

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

Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, operating expenses totaled $8,213 and we experienced a net loss of $8,213 against no revenues. During the nine months ended September 30, 2006, operating expenses totaled $14,642 and we experienced a net loss of $14,642 against no revenues. From inception to September 30, 2007, our operating expenses total $24,570 and we experienced a net loss of $24,570 against no revenues.

Three Months Ended September 30, 2007

During the three months ended September 30, 2007, operating expenses totaled $1,711 and we experienced a net loss of $1,711 against no revenues. During the three months ended September 30, 2006, operating expenses totaled $158 and we experienced a net loss of $158 against no revenues. From inception to September 30, 2007, our operating expenses total $24,570 and we experienced a net loss of $24,570 against no revenues.

Financial Condition, Liquidity and Capital Resources

At September 30, 2007, there was a working capital of $20,230.

At September 30, 2007, our total assets were $22,475 which consisted only of cash.

At September 30, 2007, our total current liabilities were $2,245.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at September 30, 2007 was $22,475.

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

Plan of Operation

Cash Requirements

Over the twelve months ending September 30, 2008 we plan to expend a total of approximately $103,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $15,000 over the twelve months ending September 30, 2008.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $22,475. This will allow us to complete Phase 1 of our proposed exploration program. We have recently commenced this Phase. We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending September 30, 2008 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2008.

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

We have historically incurred losses, and through September 30, 2007 have incurred losses of $24,570 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of September 30, 2007, we had cash in the amount of $22,475. We currently do not have any operations and we have no income.

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

The price of an ounce of gold is approximately $750. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November15, 2007