Form 10KSB
period 2007-12-31
Big Bear Mining Corp.
filed 2008-04-15
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-132547

BIG BEAR MINING CORP.
(Name of small business issuer in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1728 Yew Street, Suite 8, Vancouver, BC	V6K 3E9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 376-7468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

2,779,000 common shares issued and outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X].

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes [ X] No [ ]

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

Our independent accountant's report to our audited financial statements for the period ended December 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2007 we had cash in the amount of $19,635. We currently have minimal operations and we have no income.

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

Although we are preparing to commence exploration on the property in the summer of 2008, we have not yet commenced exploration on the property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus.

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

Phase 1, as recommended by Mr. Goodall will include data acquisition, compilation, review and confirmation sampling, budgeted as follows:

Data Acquisition, review and compilation:	$10,000
Geological mapping-14 days:	$6,000
Geochemical analyses-100 samples:	$2,500
Travel expenses-accommodation, board:	$1,000
Vehicle Rental-14 days:	$1,400
Airfare-Vancouver to Prince George, return:	$750
Field Supplies, communications:	$1,250
Report preparation, result compilation:	$2,000
Miscellaneous:	$100
Total:	$25,000

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

Phase 1 will take about 3 months and cost approximately $ 25,000. We currently have adequate capital to complete the majority of Phase 1.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31,2007 .

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted for trading on the Over-the Counter Bulletin Board under the symbol “BGBR”. To date there has been no trading activity of our common stock.

As of December 31, 2007 there were 39 shareholders and 2,779,000 shares outstanding.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $112,000 in respect of our mineral properties. We currently have enough to complete Phase 1 of our exploration program.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations

	Phase 1
	Data Acquisition	$10,000
	Geological Mapping	$6,000
	Geochemical Testing	$2,500
	Other	$6,500
	Phase 2 (if warranted)
	Trenching	$20,000
	Geophysical Testing	$10,000
	Drilllng	$50,000

Working Capital		$7,000

Total		$112,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At December 31, 2007 we had a working capital of $18,640.

At December 31, 2007 our total assets of $19,635 which consists of only cash. This compares with our assets at December 31, 2006 of $29,588 which consisted of cash.

At December 31,2007, our total liabilities were $995, compared to our liabilities of $1,145 as at December 31, 2006.

We have had no revenues from inception. We currently have sufficient funding to complete Phase 1 of our exploration program. We will require an additional $80,000 to complete Phase 2 of our proposed exploration program.

Results of Operations.

We posted losses of $9,803 for the year ending December 31, 2007, losses of $16,123 for the year ended December 31, 2006, and losses of $26,160 since inception to December 31, 2007. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending December 31, 2007 were $9,803 compared to the year ending December 31, 2006 that were $16,123.

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

Going Concern

Due to our being a exploration stage company and not having generated revenues, in the consolidated financial statements for the year ended December 31, 2007, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through December 31, 2007 have incurred losses of $26,160 from our inception. During this period, we have successfully raised $44,800 from our SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through a private placement. We are quoted on the Over-the-Counter Bulletin Board under the symbol “BGBR”.

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

Item 7. Financial Statements.

Our financial statements are stated in United States dollars

(US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 21, 2008

Balance Sheet as at December 31, 2007

Statements of Operations for each of the years ended December 31, 2007 and 2006 and for the period from April 14, 2005 (inception) through December 31, 2007.

Statements of Stockholders' Equity for the period from April 14, 2005 (inception) through December 31, 2007.

Statements of Cash Flows for each of the years ended December 31, 2007 and 2006 and for the period from April 14, 2005 (inception) through December 31, 2007.

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Big Bear Mining Corporation
(An Exploration Stage Company)
Vancouver B.C., Canada

We have audited the accompanying balance sheet of Big Bear Mining Corporation (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from April 14, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Mining Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
March 21, 2008

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash	$19,635
Total current assets	19,635
Total assets	$19,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$500
Shareholder advance	495
Total current liabilities	995
Total liabilities	995
STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000 shares issued and outstanding
2,779
Additional paid-in-capital	42,021
Deficit accumulated during the exploration stage	(26,160)
Total stockholders' equity	18,640
Total liabilities and stockholders’ equity	$19,635

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through December 31, 2007

	Year ended	Year Ended	Inception through
	December 31,	December 31,	December 31,
	2007	2006	2007
Expenses:
General and administrative	$9,803	$16,123	$26,160
Net loss	$(9,803)	$(16,123)	$(26,160)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from April 14, 2005 (Inception) through December 31, 2007

					Deficit
	Common Stock		Additional	Subscription	accumulated	Total
			paid in	receivable	during
			capital		development
	Shares	Amount			stage
Issuance of common stock	2,779,000	$2,779	$42,021	$(2,000)	$-	$42,800
for cash
Net loss	-	-	-	-	(234)	(234)
Balance, December 31, 2005	2,779,000	2,779	42,021	(2,000)	(234)	42,566
Share subscription received	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(16,123)	(16,123)
Balance, December 31, 2006	2,779,000	2,779	42,021	-	(16,357)	28,443
Net loss	-	-	-	-	(9,803)	(9,803)
Balance, December 31, 2007	2,779,000	$2,779	$42,021	$-	$(26,160)	$18,640

See accompanying accounting policies and notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006
and Period from April 14, 2005 (Inception) through December 31, 2007

	Year Ended December 31, 2007	Year Ended December 31, 2006	Inception through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,803)	$(16,123)	$(26,160)
Adjustments to reconcile net loss to cash used in operating
activities:
Accounts payable	(150)	650	500
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,953)	(15,473)	(25,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	2,000	44,800
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES	-	2,000	45,295
NET INCREASE (DECREASE) IN CASH	(9,953)	(13,473)	19,635
Cash, beginning of period	29,588	43,061	-
Cash, end of period	$19,635	$29,588	$19,635
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Big Bear Mining Corp. ("Big Bear" or the “Company”) was incorporated in Nevada on April 14, 2005. Big Bear engages in the acquisition and exploration of gold claims in the province of British Columbia, Canada. In British Columbia, Big Bear is registered under the name Big Thunder Mining Corp. The gold exploration is to determine the economic viability of the gold reserve recovery. If the gold reserve deemed to be valuable, Big Bear may seek assistance of other mining companies to mine the gold reserve.

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

NOTE 2 - GOING CONCERN

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $26,160 since inception. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 3 - COMMON STOCK

The Company’s authorized capital is 30,000,000 common shares at a par value of $0.001.

At inception, Big Bear issued 2,000,000 shares of stock to its founding shareholder for $2,000 cash. This amount was classified as a subscription receivable as of December 31, 2005, and paid in the year ended December 31, 2006.

In addition to the shares to its founding shareholder, in 2005 the Company raised $3,900 from the sale of 390,000 common shares, and $38,900 from the sale of 389,000 common shares pursuant to Regulation S.

As of December 31, 2007 the Company has 2,779,000 common shares issued and outstanding.

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

The provision for refundable Federal income tax consists of the following:

	December 31, 2007	December 31, 2006
Refundable Federal income tax attributable to:
Current Operations	$3,300	$5,400
Less, Change in valuation allowance	(3,300)	(5,400)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$8,700
Less, valuation allowance	(8,700)
Net deferred tax asset	$-

At December 31, 2007, Big Bear had an unused net operating loss carryover approximating $26,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 5 - SHAREHOLDER ADVANCES

During the period ending December 31, 2005 a shareholder of the Company advanced the company $495. As of December 31, 2007 the amount is still outstanding, bears no interest and is due on demand.

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - MINERAL CLAIM TRANSACTION

In December 2005, Mr. Aaron Hall, the President, acquired one mineral claim by the staking of the same. Mr. Hall has agreed to contribute the claim to Big Bear in order for the Company to mine these claims. The claim will be transferred to the Company at the shareholder's basis when the Company determines it is economical to mine the claim. As of December 31, 2007 the claim was still in Mr. Hall's name.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2007, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Aaron Hall	Director, President, Secretary and Treasurer	31	April 14, 2005

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

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective November 15, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2007 .

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31,2007 ..

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007 .

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 31, 2007 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Aaron Hall Suite 8-1728 Homer Street Vancouver, BC, V6K 3E9	2,000,000 common shares	72%
Directors and Executive Officer as a Group	2,000,000 common shares	72%

(1)

Based on 2,779,000 shares of common stock issued and outstanding as of December 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 were estimated to be $4,800.

Audit Related Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $3,550.

Tax Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Hall
Aaron Hall	President, Secretary and Treasurer	March 31, 2008