Form 10-Q
period 2008-06-30
Big Bear Mining Corp.
filed 2008-08-19
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,779,000 common shares issued and outstanding as at:       August 15, 2008

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

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$11,899	$19,635
Total current assets	11,899	19,635
Total assets	$11,899	$19,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375	$500
Shareholder advance	495	495
Total current liabilities	1,870	995
Total liabilities	1,870	995
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000	2,779	2,779
shares issued and outstanding
Additional paid-in-capital	42,021	42,021
Deficit accumulated during the exploration stage	(34,771)	(26,160)
Total stockholders' equity	10,029	18,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,899	$19,635

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months ended June 30, 2008 and 2007
and Period from April 14, 2005 (Inception) through June 30, 2008
(unaudited)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Inception through June 30, 2008
Expenses:
General and administrative	$5,056	$4,084	$8,611	$6,502	$34,771
Net loss	$(5,056)	$(4,084)	$(8,611)	$(6,502)	$(34,771)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,779,000	2,779,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2008 and 2007
and Period from April 14, 2005 (Inception) through June 30, 2008
(unaudited)

	Six Months	Six Months	Inception
	ended	ended	through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,611)	$(6,502)	$(34,771)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	875	800	1,375
CASH FLOWS USED IN OPERATING	(7,736)	(5,702)	(33,396)
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING	-	-	45,295
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(7,736)	(5,702)	11,899
Cash, beginning of period	19,635	29,588	-
Cash, end of period	$11,899	$23,886	$11,899
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Big Bear Mining Corp. as of June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2009.

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

Government Regulations and Supervision

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

•	Locating claims
•	Posting claims
•	Working claims
•	Reporting work performed

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

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

•	Prospecting using hand-held tools
•	Geological and geochemical surveying
•	Airborne geophysical surveying
•	Hand-trenching without the use of explosives
•	The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

•	Drilling, trenching and excavating using machinery
•	Disturbance of the ground by mechanical means

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

Three Months Ended June 30, 2008

During the three months ended June 30, 2008, operating expenses totaled $5,056 and we experienced a net loss of $5,056 against no revenues. During the three months ended June 30, 2007, operating expenses totaled $4,084 and we experienced a net loss of $4,084 against no revenues.

Six Months Ended June 30, 2008

During the six months ended June 30, 2008, operating expenses totaled $8,611 and we experienced a net loss of $8,611 against no revenues. During the six months ended June 30, 2007, operating expenses totaled $6,502 and we experienced a net loss of $6,502 against no revenues. From inception to June 30, 2008, our operating expenses total $34,771 and we experienced a net loss of $34,771 against no revenues.

Financial Condition, Liquidity and Capital Resources

At June 30, 2008, there was a working capital of $10,029.

At June 30, 2008, our total assets were $11,899  which consisted only of cash.

At June 30, 2008, our total current liabilities were $1,870.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at June 30, 2008 was $11,899.

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

Plan of Operation

Cash Requirements

Over the twelve months ending June 30, 2009 we plan to expend a total of approximately $103,000 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $15,000 over the twelve months ending June 30, 2009.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $11,899. This will allow us to complete the majority of our Phase 1 of our proposed exploration program. We have recently commenced this Phase.  We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending June 30, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2009.

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

We have historically incurred losses, and through June 30, 2008 have incurred losses of $34,771 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB registration statement filed March 21, 2008 for the fiscal year ended December 31, 2007, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2008, we had cash in the amount of $11,899. We currently do not have any operations and we have no income.

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

Although we are preparing to commence more extensive exploration on the property in the summer of 2008, we have only commenced limited exploration on the property.  Accordingly, we have limited ability to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

We have only recently started our proposed business operations and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable mineral property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 18, 2008