Form 10-Q
period 2008-09-30
Big Bear Mining Corp.
filed 2008-11-14
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer “ (Do not check if a smaller reporting company)	Smaller reporting company X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,779,000 common shares issued and outstanding as at:  November 15, 2008

Transitional Small Business Disclosure Format (Check one):      Yes [  ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]  No [  ]

PART I
Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$11,275	$19,635
Total current assets	11,275	19,635
Total assets	$11,275	$19,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,900	$500
Shareholder advance	495	495
Total current liabilities	3,395	995
Total liabilities	3,395	995
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000	2,779	2,779
shares issued and outstanding
Additional paid-in-capital	42,021	42,021
Deficit accumulated during the exploration stage	(36,920)	(26,160)
Total stockholders' equity	7,880	18,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,275	$19,635

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months ended September 30, 2008 and 2007
and Period from April 14, 2005 (Inception) through September 30, 2008
(unaudited)

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007	Inception through September 30, 2008
Expenses:
General and administrative	$2,149	$1,711	$10,760	$8,213	$36,920
Net loss	$(2,149)	$(1,711)	$(10,760)	$(8,213)	$(36,920)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,779,000	2,779,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2008 and 2007
and Period from April 14, 2005 (Inception) through September 30, 2008
(unaudited)

	Nine Months	Nine Months	Inception
	ended	ended	through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,760)	$(8,213)	$(36,920)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	2,400	1,100	2,900
CASH FLOWS USED IN OPERATING	(8,360)	(7,113)	(34,020)
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING	-	-	45,295
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(8,360)	(7,113)	11,275
Cash, beginning of period	19,635	29,588	-
Cash, end of period	$11,275	$22,475	$11,275
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Big Bear Mining Corp. as of September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.  Our administrative office is located at 357 South Fairfax Avenue Suite 307, Los Angeles California 90036 and our registered statutory office is located at Suite 300 - 7251 West Lake Mead Blvd, Las Vegas, Nevada 89128. Our telephone number is (310) 200-5042. Our fiscal year end is December 31.

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. In British Columbia we are registered to do business under the name Big Thunder Mining Corp. We acquired a 100% undivided right, title and interest in and one mineral claim comprising 500 hectares located 145 kilometers west of Prince George, British Columbia, Canada. In order to acquire the claims, our  former President, Aaron Hall staked the claims in December 2005. On February 20, 2006 we reimbursed Mr. Hall for the purchase.

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

Holy Cross Mineral Property Purchase Agreement

In December 2005, Mr. Aaron Hall, our former President, acquired a mineral claim comprising 500 hectares located 145 kilometers west of Prince George, British Columbia, Canada. Mr. Hall as a licensed free miner staked the claims on our behalf. On February 20, 2006, we reimbursed Mr. Hall $1,000 for the Holy Cross Property.

Title to the Holy Cross Property

The Holy Cross Property consists of one mineral claim totaling 500 hectares. A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust. The claim comprising the Holy Cross property are registered 100% in the name of our former President, Aaron Hall. The claims have been transferred to us by Mr. Hall. This claim will only be valid as long as we spend a minimum of $880 in exploration work each year. Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2009.

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

Three Months Ended September 30, 2008

During the three months ended September 30, 2008, operating expenses totaled $2,149 and we experienced a net loss of $2,149 against no revenues. During the three months ended September 30, 2007, operating expenses totaled $1,711 and we experienced a net loss of $1,711 against no revenues.

Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, operating expenses totaled $10,760 and we experienced a net loss of $10,760 against no revenues. During the nine months ended September 30, 2007, operating expenses totaled $8,213 and we experienced a net loss of $8,213 against no revenues. From inception to September 30, 2008, our operating expenses total $36,920 and we experienced a net loss of $36,920 against no revenues.

Financial Condition, Liquidity and Capital Resources

At September 30, 2008, there was a working capital of $7,880.

At September 30, 2008, our total assets were $11,275 which consisted only of cash.

At September 30, 2008, our total current liabilities were $3,395.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at September 30, 2008 was $11,275.

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

Plan of Operation

Cash Requirements

Over the twelve months ending September 30, 2009 we plan to expend a total of approximately $103,500 in respect of our mineral properties. In particular, we plan to expend these funds in respect of the prospect areas within the Omineca Mining Division near Prince George, British Columbia.

We estimate that we will require working capital of approximately $15,000 over the twelve months ending September 30, 2009.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $11,275. This will allow us to complete the majority of our Phase 1 of our proposed exploration program. We have recently commenced this Phase.  We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Over the twelve months ending September 30, 2009 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2009.

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

We have historically incurred losses, and through September 30, 2008 have incurred losses of $36,920 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2008, we had cash in the amount of $11,275. We currently do not have any operations and we have no income.

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

Although we are preparing to commence more extensive exploration on the property, we have only commenced limited exploration on the property.  Accordingly, we have limited ability to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 17, 2006).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certification

31.1 Certification of Dwayne Skellern

(32) Section 906 Certification

32.1 Certification of Dwayne Skellern

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR MINING CORP.

By: /s/ Dwayne Skellern
Dwayne Skellern, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2008