Form 10-K
period 2008-12-31
Big Bear Mining Corp.
filed 2009-03-31
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  333-132547

BIG BEAR MINING CORP.
(Name of small business issuer in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 S. Fairfax Ave., Los Angeles	90036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (310) 623-7483

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $277,900 as of March 31, 2009.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,779,000 common shares issued and outstanding as of March 31, 2009.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.  We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at Suite 304-2470 St. Rose Pkwy, Henderson, Nevada 89074 and our business office is located at 110 S. Fairfax Ave. Suite 11A-168, Los Angeles, California 90036.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.  We do not currently have any properties.  We are actively pursuing an acquisition of a resource property. We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2009.

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

Government Regulations and Supervision

We are currently sourcing products in the Northwest Territories and the province of Ontario.  Once we acquire a property our mineral exploration program will be subject to regulations similar to the following:

Locating claims

Posting claims

Working claims

Reporting work performed

These regulations also governs the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $100 in each of the first three years and $200 in the eighth and subsequent years.

We will also subject to a Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

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

Our independent accountant's report to our audited financial statements for the period ended December 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2008 we had cash in the amount of $7,869. We currently have minimal operations and we have no income.

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

Although we are preparing to commence exploration on a property in the summer of 2009, we do not yet have an exploration property.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

We plan to continue to source exploration mineral claims. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

Item 2.  Description of Property.

Our administrative mailing office is located at 110 S. Fairfax Ave. Suite 11A-168 Los Angeles, California and our telephone number is (310) 623-7483.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.   We do not currently hold title to any mineral properties

Item 3.  Legal Proceedings.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31,2008 .

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted for trading on the Over-the Counter Bulletin Board under the symbol “BGBR”.  To date there has been no trading activity of our common stock.

As of December 31, 2008 there were 39 shareholders and 2,779,000 shares outstanding.

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

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $100,000 in respect of our mineral properties.  We currently have enough to complete Phase 1 of our exploration program.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months generated from our allotted working capital of approximately $10,000.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
	Working Capital	$10,000
	Future property acquisitions	100,000
	General and Administrative	10,000
Total		$120,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At December 31, 2008 we had a working capital of $5,124.

At December 31, 2008 our total assets of $7,869 which consists of only cash. This compares with our assets at December 31, 2007 of $19,635 which consisted of cash.

At December 31,2008, our total liabilities were $2,745, compared to our liabilities of $995 as at December 31, 2007.

We have had no revenues since inception. We currently have sufficient funding to complete Phase 1 of our exploration program. We will require an additional $80,000 to complete Phase 2 of our proposed exploration program.

Results of Operations.

We posted losses of $13,516 for the year ending December 31, 2008, losses of $9,803 for the year ended December 31, 2007, and losses of $39,676 since inception to December 31, 2008. The principal component of the loss was  general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2009.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through December 31, 2008  have incurred losses of $39,676 from our inception.   During  this period, we have successfully raised $44,800 from our  SB-2 offering. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Item 8.  Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 18, 2009

Balance Sheets as at December 31, 2008 and 2007

Statements of Operations for each of the years ended December 31, 2008 and 2007 and for the period from April 14, 2005 (inception) through December 31, 2008.

Statements of  Stockholders' Equity for the period from April 14, 2005 (inception) through December 31, 2008.

Statements of Cash Flows for each of the years ended December 31, 2008 and 2007 and for the period from April 14, 2005 (inception) through December 31, 2008.

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Big Bear Mining Corporation
(An Exploration Stage Company)
Los Angeles, California

We have audited the accompanying balance sheets of Big Bear Mining Corporation (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from April 14, 2005 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Mining Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from April 14, 2005 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
March 18, 2009

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2008	2007

Current assets:
Cash	$7,869	$19,635
Total current assets	7,869	19,635
Total assets	$7,869	$19,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,250	$500
Shareholder advance	495	495
Total current liabilities	2,745	995
Total liabilities	2,745	995
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000	2,779	2,779
shares issued and outstanding
Additional paid-in-capital	42,021	42,021
Deficit accumulated during the exploration stage	(39,676)	(26,160)
Total stockholders' equity	5,124	18,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,869	$19,635

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007
and Period from April 14, 2005 (Inception) through December 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007	Inception through December 31, 2008
Expenses:
General and administrative	$13,516	$9,803	$39,676
Net loss	$(13,516)	$(9,803)	$(39,676)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period from April 14, 2005 (Inception) through December 31, 2008

	Common stock				Deficit
	Shares	Amount	Additional paid in capital	Subscription receivable	accumulated during the exploration stage	Total
Issuance of common stock for cash	2,779,000	$2,779	$42,021	$(2,000)	$-	$42,800
Net loss	-	-	-	-	(234)	(234)
Balance, December 31, 2005	2,779,000	2,779	42,021	(2,000)	(234)	42,566
Subscriptions received	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(16,123)	(16,123)
Balance, December 31, 2006	2,779,000	2,779	42,021	-	(16,357)	28,443
Net loss	-	-	-	-	(9,803)	(9,803)
Balance, December 31, 2007	2,779,000	2,779	42,021	-	(26,160)	18,640
Net loss	-	-	-	-	(13,516)	(13,516)
Balance, December 31, 2008	2,779,000	$2,779	$42,021	$-	$(39,676)	$5,124

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
and Period from April 14, 2005 (Inception) through December 31, 2008

	Year Ended	Year Ended	Inception through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,516)	$(9,803)	$(39,676)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	1,750	(150)	2,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,766)	(9,953)	(37,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	45,295
NET INCREASE (DECREASE) IN CASH	(11,766)	(9,953)	7,869
Cash, beginning of period	19,635	29,588	-
Cash, end of period	$7,869	$19,635	$7,869
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

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

NOTE 2 - GOING CONCERN

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $39,676 since inception. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As of December 31, 2008 and 2007 the Company has 2,779,000 common shares issued and outstanding.

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2008	2007
Refundable Federal income tax attributable to:
Current Operations	$4,595	$3,300
Less, Change in valuation allowance	(4,595)	(3,300)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$13,295	$8,700
Less, valuation allowance	(13,295)	(8,700)
Net deferred tax asset	$-	-

At December 31, 2008, Big Bear had an unused net operating loss carryover approximating $40,000 that is available to offset future taxable income  which expires beginning in 2025.

NOTE 5 - SHAREHOLDER ADVANCES

During the period ending December 31, 2005 a shareholder of the Company advanced the company $495. As of December 31, 2008 the amount is still outstanding, is unsecured, bears no interest and is due on demand.

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2008, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Aaron Hall	No position held. Control person	31	Inception to September 9, 2008
Dwayne Skellern	President , Secretary, Treasurer	30	September 9, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dwayne Skellern

From 2003 to 2009 Mr. Skellern was a sales associate with Prudential Financial in Sherman Oaks California.

Mr. Skellern obtained his  Bachelors of Arts in Management from the University of Redlands School of Business  in Rancho Cucamonga, California in 1992.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

Our Audit Committee is currently made up of Dwayne Skellern.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 15, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Dwayne Skellern.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 15, 2006.

Our Compensation Committee is currently made up of Dwayne Skellern.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 15, 2006.

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

On April 14, 2005, we issued a total of 2,000,000 shares of restricted common stock to Mr. Hall, a  former officer and director of our company for a subscription receivable of $2,000, that was collected in 2006.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Big Bear Mining Corp, 110 South Fairfax Ave. Suite 11a-168, Los Angeles, California 90036

Audit Committee Financial Expert

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

Item 11.  Executive Compensation.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2008 .

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31,2008 .

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2008 .

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 31, 2008 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Aaron Hall Suite 8-1728 Homer Street Vancouver, BC, V6K 3E9	2,000,000 common shares	72%
Directors and Executive Officer as a Group	0	0%

(1)
Based on 2,779,000 shares of common stock issued and outstanding as of December 31, 2008.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Mr. Hall is a former director and officer

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and 10-KSB for the fiscal years ended December 31, 2008 and 2007 were $5,500 and $3,500 respectively.

Audit Related Fees

For the fiscal year ended December 31, 2008 and 2007, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, were $3,950 and $3,550, respectively.

Tax Fees

For the fiscal year ended December 31, 2008, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

•	approved by our audit committee (which consists of entire Board of Directors); or

•
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

Item 15.  Exhibits.

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

Big Bear Mining Corp.

By:
Dwayne Skellern, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwayne Skellern
Dwayne Skellern	President, Secretary and Treasurer	March 31, 2009