Form 10-Q
period 2009-03-31
Big Bear Mining Corp.
filed 2009-05-15
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(310) 623-7483
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

2,779,000 common shares issued and outstanding as at:    May 15, 2009

Transitional Small Business Disclosure Format (Check one):      Yes [  ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]  No [  ]

PART I
Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash	$5,638	$7,869
Total current assets	5,638	7,869
Total assets	$5,638	$7,869
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,900	$2,250
Shareholder advance	495	495
Total current liabilities	7,395	2,745
Total liabilities	7,395	2,745
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000	2,779	2,779
shares issued and outstanding
Additional paid-in-capital	42,021	42,021
Deficit accumulated during the exploration stage	(46,557)	(39,676)
Total stockholders' equity (deficit)	(1,757)	5,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,638	$7,869

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through March 31, 2009
(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Inception through March 31, 2009
Expenses:
General and administrative	$6,881	$3,555	$46,557
Net loss	$(6,881)	$(3,555)	$(46,557)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through March 31, 2009
(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Inception through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,881)	$(3,555)	$(46,557)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	4,650	475	6,900
CASH FLOWS USED IN OPERATING	(2,231)	(3,080)	(39,657)
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING	-	-	45,295
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(2,231)	(3,080)	5,638
Cash, beginning of period	7,869	19,635	-
Cash, end of period	$5,638	$16,555	$5,638
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Big Bear Mining Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2010.

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

Government Regulations and Supervision

We are currently sourcing properties in the Northwest Territories and the province of Ontario.  Once we acquire a property our mineral exploration program will be subject to regulations similar to the following:

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

Three Months Ended March 31, 2009

During the three months ended March 31, 2009, operating expenses totaled $6,881 and we experienced a net loss of $6,881 against no revenues. During the three months ended March 31, 2008, operating expenses totaled $3,555 and we experienced a net loss of $3,555 against no revenues.

Financial Condition, Liquidity and Capital Resources

At March 31, 2009, there was a working capital deficit $1,757

At March 31, 2009, our total assets were $5,638  which consisted only of cash.

At March 31, 2009, our total current liabilities were $7,395.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at March 31, 2009 was $5,638.

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

Plan of Operation

Cash Requirements

Over the twelve months ending March 31, 2010 we plan to expend a total of approximately $100,000 in respect of our mineral properties.

We estimate that we will require working capital of approximately $10,000 over the twelve months ending March 31, 2010 in addition to the mineral expenditures noted above.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $5,638. We will require additional funds to complete the majority of Phase 1 of our proposed exploration program. We have recently commenced this Phase.  We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

If we are successful in raising capital over the twelve months ending March 31, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Working Capital	$10,000
Property acquisitions	$100,000
General and Administrative	$10,000
Total	$120,000

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through March 31, 2009 have incurred losses of $46,557 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K annual report filed March 31, 2009 for the fiscal year ended December 31, 2008, contained a going concern qualifier. The qualifying explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our independent accountant's report to our audited financial statements for the period ended December 31, 2008, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2009, we had cash in the amount of $5,638. We currently do not have any operations and we have no income.

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

Although we are preparing to commence more extensive property search in the summer of 2009, we have only commenced limited exploration on the property.  Accordingly, we have limited ability to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Date: May 15, 2009