Form 10-Q
period 2009-06-30
Big Bear Mining Corp.
filed 2009-08-19
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(323) 377-2964
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

2,779,000 common shares issued and outstanding as at:  August 14, 2009

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]  No [  ]

PART I
Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.
BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash	$4,210	$7,869
Total current assets	4,210	7,869
Total assets	$4,210	$7,869
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,690	$2,250
Shareholder advance	495	495
Total current liabilities	9,185	2,745
Total liabilities	9,185	2,745
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000	2,779	2,779
shares issued and outstanding
Additional paid-in-capital	42,021	42,021
Deficit accumulated during the exploration stage	(49,775)	(39,676)
Total stockholders' equity (deficit)	(4,975)	5,124
Total liabilities and stockholders’s equity (deficit)	$4,210	$7,869

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2009 and 2008
and Period from April 14, 2005 (Inception) through June 30, 2009
(Unaudited)

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008	Inception through June 30, 2009
Expenses:
General and administrative	$3,218	$5,056	$10,099	$8,611	$49,775
Net loss	$(3,218)	$(5,056)	$(10,099)	$(8,611)	$(49,775)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,779,000	2,779,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009 and 2008
and Period from April 14, 2005 (Inception) through June 30, 2009
(Unaudited)

	Six Months	Six Months	Inception
	ended	ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,099)	$(8,611)	$(49,775)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	6,440	875	8,690
CASH FLOWS USED IN OPERATING	(3,659)	(7,736)	(41,085)
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING	-	-	45,295
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(3,659)	(7,736)	4,210
Cash, beginning of period	7,869	19,635	-
Cash, end of period	$4,210	$11,899	$4,210
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2010.

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

Three and Six Months Ended June 30, 2009 and 2008

During the three months ended June 30, 2009, operating expenses totaled $3,218  and we experienced a net loss of $3,218 against no revenues. During the three months ended June 30, 2008, operating expenses totaled $5,056 and we experienced a net loss of $5,056 against no revenues.

During the six months ended June 30, 2009, operating expenses totaled $10,099 and we experienced a net loss of $10,099 against no revenues. During the six months ended June 30, 2008, operating expenses totaled $8,611 and we experienced a net loss of $8,611 against no revenues.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, there was a working capital deficit $4,975

At June 30, 2009, our total assets were $4,210 which consisted only of cash.

At June 30, 2009, our total current liabilities were $9,185.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at June 30, 2009 was $4,210.

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

Plan of Operation

Cash Requirements

Over the twelve months ending June 30, 2010 we plan to expend a total of approximately $100,000 in respect of our mineral properties.

We estimate that we will require working capital of approximately $10,000 over the twelve months ending June 30, 2010 in addition to the mineral expenditures noted above.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $4,210. We will require additional funds to complete the majority of our Phase 1 of our proposed exploration program. We have recently commenced this Phase.  We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

If we are successful in raising capital over the twelve months ending June 30, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
Operations
Working Capital	$10,000
Property acquisitions	$100,000
General and Administrative	$10,000
Total	$120,000

Product Research and Development

Our business plan is focused on the long-term exploration and, if warranted, the development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2010.

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through June 30, 2009 have incurred losses of $49,775 from our inception.

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

Our independent auditor's report on our audited financial statements, in our Form 10-K annual report filed March 31, 2009 for the fiscal year ended December 31, 2008, contained a going concern explanatory paragraph. The explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2009, we had cash in the amount of $4,210. We currently do not have any operations and we have no income.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There have been no changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: August 18, 2009