Form 10-K/A
period 2008-12-31
Big Bear Mining Corp.
filed 2009-09-01
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  001-32904

BIG BEAR MINING CORP.
(Name of small business issuer in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 S. Fairfax Ave., Los Angeles	90036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (323) 377-2964

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

Management has evaluated our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in annual and quarterly reports in the reports is recorded, processed, summarized and reported, within the required times. Based on this assessment, management has concluded that our controls and procedures were  effective as of December 31, 2008.

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

There has been no change in our internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  August 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dwayne Skellern
Dwayne Skellern	President, Secretary and Treasurer	August 31, 2009