Form 10-Q
period 2009-09-30
Big Bear Mining Corp.
filed 2009-11-17
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

2,779,000 common shares issued and outstanding as at:    November 14, 2009

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

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash	$4,190	$7,869
Total current assets	4,190	7,869
Total assets	$4,190	$7,869
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,240	$2,250
Shareholder advance	495	495
Total current liabilities	11,735	2,745
Total liabilities	11,735	2,745
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 30,000,000 shares authorized, 2,779,000	2,779	2,779
shares issued and outstanding
Additional paid-in-capital	42,021	42,021
Deficit accumulated during the exploration stage	(52,345)	(39,676)
Total stockholders' equity (deficit)	(7,545)	5,124
Total liabilities and stockholders’s equity (deficit)	$4,190	$7,869

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
and Period from April 14, 2005 (Inception) through September 30, 2009
(Unaudited)

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008	Inception through September 30, 2009
Expenses:
General and administrative	$2,570	$2,149	$12,669	$10,760	$52,345
Net loss	$(2,570)	$(2,149)	$(12,669)	$(10,760)	$(52,345)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,779,000	2,779,000	2,779,000	2,779,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009 and 2008
and Period from April 14, 2005 (Inception) through September 30, 2009
(Unaudited)

	Nine Months	Nine Months	Inception
	ended	ended	through
	September 30, 2009	September 30, 2008	September30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,669)	$(10,760)	$(52,345)
Adjustments to reconcile net loss to cash used
by operating activities:
Accounts payable	8,990	2,400	11,240
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,679)	(8,360)	(41,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING	-	-	45,295
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(3,679)	(8,360)	4,190
Cash, beginning of period	7,869	19,635	-
Cash, end of period	$4,190	$11,275	$4,190
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

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

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, November 14, 2009.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2010.

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

We are in compliance with all applicable mining regulations will continue to comply with these regulations in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

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

Three and Nine Months Ended September 30, 2009 and 2008

During the three months ended September 30, 2009, operating expenses totaled $2,570  and we experienced a net loss of $2,570 against no revenues. During the three months ended September 30, 2008, operating expenses totaled $2,149 and we experienced a net loss of $2,149 against no revenues.

During the nine months ended September 30, 2009, operating expenses totaled $12,699 and we experienced a net loss of $12,699 against no revenues. During the nine months ended September 30, 2008, operating expenses totaled $10,760 and we experienced a net loss of $10,760 against no revenues.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, there was a working capital deficit $7,545.

At September 30, 2009, our total assets were $4,190 which consisted only of cash.

At September 30, 2009, our total current liabilities were $11,735.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at September 30, 2009 was $4,190.

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

Plan of Operation

Cash Requirements

Over the twelve months ending September 30, 2010 we plan to expend a total of approximately $100,000 in respect of our mineral properties.

We estimate that we will require working capital of approximately $10,000 over the twelve months ending September 30, 2010 in addition to the mineral expenditures noted above.

Based on our current plan of operations, we require immediate funds to commence our exploration operations. We currently have cash on hand of $4,190. We will require additional funds to complete the majority of our Phase 1 of our proposed exploration program. We have recently commenced this Phase.  We anticipate that we will have to raise additional cash of approximately $100,000 to allow us to complete our proposed exploration program. We will require additional financing before we generate any significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

If we are successful in raising capital over the twelve months ending September 30, 2010 we intend to use all available funds to commence exploration of our mineral properties, as follows:

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

We have historically incurred losses, and through September 30, 2009 have incurred losses of $52,345 from our inception.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2009, we had cash in the amount of $4,190. We currently do not have any operations and we have no income.

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

Although we are preparing to commence more extensive property search in the spring of 2010, we have only commenced limited exploration on the property.  Accordingly, we have limited ability to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Date: November 14, 2009