Form 10-K
period 2009-12-31
Big Bear Mining Corp.
filed 2010-04-15
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  333-132547

BIG BEAR MINING CORP.
(Name of small business issuer in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15111 N. Hayden Rd., Suite 160, Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 480.253.0323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

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

Our common stock is quoted for trading on the Over-the Counter Bulletin Board under the symbol “BGBR”. Based on the last sale price of our shares of $1.58, our aggregate market value is $61,619,121 as of April 12, 2010.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest 139,485, 714 common shares issued and outstanding as of April 13, 2010.

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

Corporate History

We were incorporated in the State of Nevada on April 14, 2005.  We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at Suite 304-2470 St. Rose Pkwy, Henderson, Nevada 89074 and our business office is located at 15111 N. Hayden Rd., Suite 160, Scottsdale, Arizona 85260.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.  On April 1, 2010 we entered into an option agreement with Perry English (for Rubicon Minerals Corporation) for a 100% interest in the Skinner and Shabu Lake properties (the "Property") located in the prolific Red Lake Mining Division of Northwestern Ontario, Canada. As per terms of the agreement we shall be required to make a total cash payment of $200,000 in order to acquire the 100% interest.

About the Property

The Property comprises 14 mineral claims and covers approximately 6,680 acres and is accessible by road. The Property has multiple reported gold occurrences (Ontario Geological Survey Open File Report 5835) as well as multiple documented copper/nickel occurrences (Preliminary Map P973 Shabumeni River - Narrow Lake area).

Previous exploration was hampered by inaccessibility but the construction of an all-season logging road in recent years has alleviated this and enhanced the possibility of discovering new gold and base metal zones. In addition, follow up work on previous occurrences is now more economically viable.

Gold occurrences located on this claim group include the Flint Rock Mines Ltd. occurrence (Shabu Lake occurrence), the Leonard Lake occurrences and the Madsen Red Lake Gold Mines occurrences. Assays from drill holes and surface sampling on these known occurrences range from .01 oz/ton to .85 oz/ton.

The adjoining Bathurst Mine had limited early day production 307.5 oz gold and 92 oz silver (Rogers and Young 1930; Harding 1936; Sinclair et al. 1934, 1938, 1939; Bathurst Mines Ltd., assessment files, Resident Geologist's office Red Lake). Numerous high grade quartz veins on the Bathurst Mine property have assayed greater that 4 oz/ton.

An initial work program is currently being formulated to assess the full potential of the Property.We do not currently have any properties.  We are actively pursuing an acquisition of additional resource properties. We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2010.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2010.

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

Government Regulations and Supervision

We currently hold an option to acquire 100% interest or a property in the province of Ontario.  Once we acquire a property our mineral exploration program will be subject to regulations similar to the following:

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

Our registered public accounting firm’s report to our audited financial statements for the year ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of December 31, 2009 we had cash in the amount of $1,317. We currently have minimal operations and we have no income.

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

We are preparing to commence exploration on a property in the summer of 2010.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus.

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under Ontario mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

Volatility of Stock Price.

Our common shares are currently publicly traded.  The trading price of our common shares may be subject to wide fluctuations.  Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.  Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted.  Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2.  Description of Property.

Our administrative mailing office is located at 15111 N. Hayden Rd., Suite 160, Scottsdale, Arizona 85260 and our telephone number is 480.253.0323.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31,2009 .

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted for trading on the Over-the Counter Bulletin Board under the symbol “BGBR”.

On January 21, 2010, the Nevada Secretary of State effected a forward stock split of the Company’s authorized and issued and outstanding shares of common stock on a one (1) old common shares for fifty (50) new common share basis, such that the Company’s authorized capital increased from 30,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001 and, correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,779,000 shares of common stock to 138,950,000 shares of common stock

As of December 31, 2009 there were 39 shareholders and 138,950,000 shares outstanding (post split).

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

Recent Sales of Unregistered Securities

Effective January 20, 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.20 raising gross proceeds of $50,000.  We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 1, 2010, the Company entered into a Financing Agreement with Intosh Services Limited, ("Intosh"), whereby the Company has the right to request Intosh to purchase up to $1,400,000 of the Company's securities until March 31, 2011, unless extended by either the Company or Intosh for an additional twelve (12) months.

Under the terms of the Agreement, the Company may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company shall issue shares of its common stock at $0.70 per share. The Company has received its first tranche of $200,000 which will be used for additional property acquisitions and operating expenses.

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

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $660,000 in respect of our mineral properties in which we have an option to acquire.  We currently have enough to complete Phase 1 of our exploration program.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months generated from our allotted working capital of approximately $30,000.

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

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

Operations
Working Capital	$30,000
Future property acquisitions	400,000
General and Administrative Exploration costs Property payments	10,000 200,000 20,000
Total	$660,000

Financial Condition, Liquidity and Capital Resources

Since inception on April 14, 2005, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through  the issuance of common stock.

At December 31, 2009 our total assets of $1,317 which consists of only cash. This compares with our assets at December 31, 2008 of $7,869 which consisted of cash.

At December 31,2009, our total liabilities were $12,785, compared to our liabilities of $2,745 as at December 31, 2008.

We have had no revenues since inception. We currently have sufficient funding to complete Phase 1 of our exploration program. We will require an additional $80,000 to complete Phase 2 of our proposed exploration program.

Results of Operations.

We posted losses of $16,592 for the year ending December 31, 2009, losses of $13,516 for the year ended December 31, 2008, and losses of $56,268 since inception to December 31, 2009. The principal component of the loss was  general and administrative expenses.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2010.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our  financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through December 31, 2009  have incurred losses of $56,268 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

On January 20, 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.20 raising gross proceeds of $50,000.  We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 1, 2010, the Company entered into a Financing Agreement with Intosh, whereby the Company has the right to request Intosh to purchase up to $1,400,000 of the Company's securities until March 31, 2011, unless extended by either the Company or Intosh for an additional twelve (12) months.

Under the terms of the Agreement, the Company may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company shall issue shares of its common stock at $0.70 per share. The Company has received its first tranche of $200,000 which will be used for additional property acquisitions and operating expenses.

We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

We intend to raise additional working capital through a private placement.  We are quoted on the Over-the-Counter Bulletin Board under the symbol “BGBR”.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing  and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations, our S-1 public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase or sustain our operations.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 9, 2010

Balance Sheets as at December 31, 2009 and 2008

Statements of Operations for each of the years ended December 31, 2009 and 2008 and for the period from April 14, 2005 (inception) through December 31, 2009.

Statements of  Stockholders' Equity (Deficit) for the period from April 14, 2005 (inception) through December 31, 2009.

Statements of Cash Flows for each of the years ended December 31, 2009 and 2008 and for the period from April 14, 2005 (inception) through December 31, 2009.

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Big Bear Mining Corp.
(An Exploration Stage Company)
Scottsdale, Arizona

We have audited the accompanying balance sheets of Big Bear Mining Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from April 14, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Mining Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period from April 14, 2005 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
April 9, 2010

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008

Current assets:
Cash	$1,317	$7,869
Total current assets	1,317	7,869
Total assets	$1,317	$7,869
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,290	$2,250
Stockholder advance	495	495
Total current liabilities	12,785	2,745
Total liabilities	12,785	2,745
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,500,000,000 shares authorized, 138,950,000 shares issued and outstanding	138,950	138,950
Additional paid-in-capital	(94,150)	(94,150)
Deficit accumulated during the exploration stage	(56,268)	(39,676)
Total stockholders' equity (deficit)	(11,468)	5,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,317	$7,869

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Inception through December 31, 2008
Expenses:
General and administrative	$16,592	$13,516	$56,268
Net loss	$(16,592)	$(13,516)	$(56,268)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	138,950,000	138,950,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 14, 2005 (Inception) through December 31, 2009

	Common stock
	Shares	Amount	Additional paid in capital	Subscription receivable	Deficit accumulated during the exploration stage	Total
Issuance of common stock for cash	138,950,000	$138,950	$(94,150)	$(2,000)	$-	$42,800
Net loss	-	-	-	-	(234)	(234)
Balance, December 31, 2005	138,950,000	138,950	(94,150)	(2,000)	(234)	42,566
Subscriptions received	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(16,123)	(16,123)
Balance, December 31, 2006	138,950,000	138,950	(94,150)	-	(16,357)	28,443
Net loss	-	-	-	-	(9,803)	(9,803)
Balance, December 31, 2007	138,950,000	138,950	(94,150)	-	(26,160)	18,640
Net loss	-	-	-	-	(13,516)	(13,516)
Balance, December 31, 2008	138,950,000	138,950	(94,150)	-	(39,676)	5,124
Net loss	-	-	-	-	(16,592)	(16,592)
Balance, December 31, 2009	138,950,000	$138,950	$(94,150)	$-	$(56,268)	$(11,468)

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008
and Period from April 14, 2005 (Inception) through December 31, 2009

	Year Ended	Year Ended	Inception through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,592)	$(13,516)	$(56,268)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	10,040	1,750	12,290
CASH FLOWS USED IN OPERATING	(6,552)	(11,766)	(43,978)
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Issuance of common stock	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING	-	-	45,295
ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(6,552)	(11,766)	1,317
Cash, beginning of period	7,869	19,635	-
Cash, end of period	$1,317	$7,869	$1,317
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Big Bear Mining Corp. ("Big Bear" or the “Company”) was incorporated in Nevada on April 14, 2005. Big Bear engages in the acquisition and exploration of gold claims in the province of Ontario, Canada. The gold exploration is to determine the economic viability of the gold reserve recovery. If the gold reserve deemed to be valuable, Big Bear may seek assistance of other mining companies to mine the gold reserve.

Going concern

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $56,268 since inception. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Exploration Stage Company

The Company complies with Accounting Standard Codification (“ASC”) 915 for its characterization of the Company as an Exploration Stage Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, ‘‘Foreign Currency Translation’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Mineral Interest

Mineral property acquisition costs are capitalized in accordance with ASC 932. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

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

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 50 shares for 1 share, effective January 21, 2010.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

As of December 31, 2009, the Company's financial instruments consist of cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Recent Accounting Pronouncements

During the year ended August 31, 2009 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted)

Effective January I, 2008, we adopted ASC 820-10, "Fair Value Measurements and Disclosures,"with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January I, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our consolidated financial results. Our adoption of the standard had no impact on our financial results.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

NOTE 3 - COMMON STOCK

On January 21, 2010, the Nevada Secretary of State effected a forward stock split of the Company’s authorized and issued and outstanding shares of common stock on a one (1) old common shares for fifty (50) new common share basis, such that the Company’s authorized capital increased from 30,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001 and, correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,779,000 shares of common stock to 138,950,000 shares of common stock. The stock split is presented retroactively in these financial statements and footnotes.

At inception, Big Bear issued 100,000,000 shares of stock to its founding shareholder for $2,000 cash. This amount was classified as a subscription receivable as of December 31, 2005, and paid in the year ended December 31, 2006.

In addition to the shares to its founding shareholder, in 2005 the Company raised $42,800 from the sale of 38,950,000 common shares.

As of December 31, 2009 and 2008 the Company has 138,950,000 common shares issued and outstanding.

NOTE 4 - INCOME TAXES

Big Bear follows Statement of ASC 740 "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2009	2008
Refundable Federal income tax attributable to:
Current Operations	$5,600	$4,600
Less, Change in valuation allowance	(5,600)	(4,600)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$19,100	13,500
Less, valuation allowance	(19,100)	(13,500)
Net deferred tax asset	$-	-

At December 31, 2009, Big Bear had an unused net operating loss carryover approximating $56,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 5 – RELATED PARTY TRANSACTION

During the period ending December 31, 2005 a shareholder of the Company advanced the company $495. As of December 31, 2009 the amount is still outstanding, bears no interest and is due on demand.

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - SUBSEQUENT EVENTS

On January 21, 2010, the Nevada Secretary of State effected a forward stock split of the Company’s authorized and issued and outstanding shares of common stock on a one (1) old common shares for fifty (50) new common share basis, such that the Company’s authorized capital increased from 30,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001 and, correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,779,000 shares of common stock to 138,950,000 shares of common stock. The stock split is presented retroactively in these financial statements.

On April 1, 2010, the Company entered into a Financing Agreement with Intosh, whereby the Company has the right to request Intosh to purchase up to $1,400,000 of the Company's securities until  March 31, 2011,  unless  extended by either the Company or Intosh for an additional twelve (12) months.

Under the terms of the Agreement, the Company may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company shall issue shares of its common stock at $0.70 per share. The Company has received its first tranche of $200,000 which will be used for additional property acquisitions and operating expenses.

On April 1, 2010 we entered into an option agreement with Perry English (for Rubicon Minerals Corporation) for a 100% interest in the Skinner and Shabu Lake properties (the "Property") located in the  Red Lake Mining Division of Northwestern Ontario, Canada. As per terms of the agreement we shall be required to make a total cash and/or stock payments of $200,000 in order to acquire the 100% interest.

The Company has paid $20,000 to date.

Effective January 20, 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.20 raising gross proceeds of $50,000.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at December 31, 2009, our directors and executive officers and control persons, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Dwayne Skellern	President , Secretary, Treasurer	30	September 9, 2008 to March 16, 2010
Steve Rix	President , Secretary, Treasurer	45	March 16, 2010 to present

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

Steve Rix

From 2005 to 2009 Mr. Rix worked at Blu Financial Network venture capital firm.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

Our Audit Committee is currently made up of Steve Rix.  The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on November 15, 2006.

Our Nominating and Corporate Governance Committee is currently made up of Steve Rix.  The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on November 15, 2006.

Our Compensation Committee is currently made up of Steve Rix.  The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on November 15, 2006.

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

On April 14, 2005, we issued a total of 100,000,000 shares of restricted common stock (post stock split) to Mr. Hall, a  former officer and director of our company for a subscription receivable of $2,000, that was collected in 2006.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009 , all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2009 .

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31,2009 .

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2009 .

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at December 31, 2009 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Aaron Hall Suite 8-1728 Homer Street Vancouver, BC, V6K 3E9	100,000,000 common shares	72%
Directors and Executive Officer as a Group	0	0%

(1)
Based on 138,950,000 shares of common stock issued and outstanding as of December 31, 2009 (post split).  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Mr. Hall is a former director and officer

Future Changes in Control

We anticipate a future change of control involving our new President, Mr. Steve Rix. As of April 12, 2010 Mr. Rix has yet to acquire a control position.

Item 13.  Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K  for the fiscal years ended December 31, 2009 and 2008 were $6,000 and $5,500 respectively.

Audit Related Fees

For the fiscal year ended December 31, 2009 and 2008, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, were $5,190 and $3,950, respectively.

Tax Fees

For the fiscal year ended December 31, 2009, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15.  Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(31)	Section 302 Certification
31.1	Certification of Steve Rix
(32)	Section 906 Certification
32.1	Certification of Steve Rix

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Big Bear Mining Corp.

By: /s/ Steve Rix
Steve Rix, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:  March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Rix
Steve Rix	President, Secretary and Treasurer	March 31, 2010