Form 10-Q
period 2010-03-31
Big Bear Mining Corp.
filed 2010-05-20
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-132547
BIG BEAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 E Rio Salado Parkway, Suite 900, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

480.253.0323
(Registrant’s telephone number, including area code)
15111 n. Hayden Road, Suite 160, Scottsdale, AZ 85260
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] YES [ ] NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
138,950,000 common shares issued and outstanding as of May 17, 2010

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements.

These financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2010, and our results of operations, and our cash flows for the three month period ended March 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)

Current assets:
Cash	$251,499	$1,317
Total current assets	251,499	1,317
Total assets	$251,499	$1,317
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,640	$12,290
Shareholder advance	695	495
Total current liabilities	20,335	12,785
Total liabilities	20,335	12,785
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,500,000,000 shares authorized, 138,950,000 shares issued and outstanding	138,950	138,950
Additional paid-in-capital	155,850	(94,150)
Deficit accumulated during the exploration stage	(63,636)	(56,268)
Total shareholders' equity (deficit)	231,164	(11,468)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$251,499	$1,317

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
and Period from April 14, 2005 (Inception) through March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception through March 31, 2010
Expenses:
General and administrative	$7,368	$6,881	$63,636
Net loss	$(7,368)	$(6,881)	$(63,636)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	138,950,000	138,950,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
and Period from April 14, 2005 (Inception) through March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,368)	$(6,881)	$(63,636)
Adjustments to reconcile net deficit to cash used
by operating activities:
Accounts payable	7,350	4,650	19,640
CASH FLOWS USED IN OPERATING ACTIVITIES	(18)	(2,231)	(43,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	200	-	695
Share subscription received	250,000	-	250,000
Issuance of common stock for cash	-	-	44,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	250,200	-	295,495

NET INCREASE (DECREASE) IN CASH	250,182	(2,231)	251,499
Cash, beginning of period	1,317	7,869	-
Cash, end of period	$251,499	$5,638	$251,499
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Big Bear Mining Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 - COMMON STOCK

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

In March, 2010 the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were not issued by March 31, 2010 and the issuance date of these financial statements.

Intosh Financing Agreement

Effective March 31, 2010,  the Company entered into a financing agreement (the "Financing Agreement") with Intosh Services Limited ("Intosh"), whereby the Company has the right to request Intosh to purchase up to $1,400,000 of the Company's securities  until  March 31, 2011,  unless  extended by either the Company or Intosh for an additional 12 months.

Under the terms of the Financing Agreement, the Company may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request to fund the Company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company shall issue Intosh common stocks of the Company at $0.70 per share.

As of March 31, 2010, the Company received its first Advance of $200,000 for which the shares have not been issued.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 the Company accrued consulting fees of $2,000 to the president of the Company, which was outstanding at March 31, 2010.

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

As of March 31, 2010 the amount of $695 outstanding, bears no interest and is due on demand.

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 4 - SUBSEQUENT EVENTS

Rubicon Option Agreement

Effective April 1, 2010, the Company entered into a property purchase option agreement (the “Rubicon Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”) for the right and option to acquire from Rubicon up to 100% interest in a total of 14 mining claims (the “Rubicon Claims”) in the Red Lake Mining Division of Northwestern Ontario, Canada. Considerations for the 100% interest are as follows:

-	Initial cash payment of $20,000 (paid);
-	Cash payment of $15,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2011;
-	Cash payment of $20,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2012;
-	Cash payment of $25,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2013; and
-	Cash payment of $30,000 on April 1, 2014.

In accordance with the Rubicon Option Agreement Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

Sol d’or Option Agreement

Effective April 11, 2010 the Company entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of the Company’s common stocks valued at $20,000 (not issued);
-	Cash payment of $15,000 and issuance of the Company’s common stocks valued at $20,000 on April 11, 2011;
-	Cash payment of $20,000 and issuance of the Company’s common stocks valued at $20,000 on April 11, 2012;
-	Cash payment of $25,000 and issuance of the Company’s common stocks valued at $20,000 on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

Stevens Lake Option Agreement

Effective April 13, 2010 the Company entered into a property purchase option agreement (the “Stevens Lake Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire up to 100% interest in three claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the Property.

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of 7,000 (paid) and issuance of the Company’s common stocks valued at $20,000 (not issued);
-	Cash payment of $12,000 and issuance of the Company’s common stocks valued at $20,000 on April 13, 2011;
-	Cash payment of $15,000 and issuance of the Company’s common stocks valued at $20,000 on April 13, 2012;
-	Cash payment of $20,000 and issuance of the Company’s common stocks valued at $20,000 on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

Common Stocks Transactions

On April 19, 2010 Steve Rix, the officer and director of the Company, acquired a total of  30,000,000 shares of the Company’s common stock from Aaron Hall, the Company’s former officer and director, in a private transaction for approximately $2,000.

On April 27, 2010, the Company entered into a share cancellation agreement with Aaron Hall, whereby Mr. Hall agreed to return to the Company and cancel 66,750,000 shares of the common stocks held by him. The shares are to be returned to treasury by the Company.

Item2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "our company" mean Big Bear Mining Corp., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on April 14, 2005.  We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at Suite 304-2470 St. Rose Pkwy, Henderson, Nevada 89074 and our business office is located at 60 E Rio Salado Parkway, Suite 900, Tempe, Arizona  85281.

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

On April 11, 2010 we entered into a property interest purchase option agreement with Perry English for Rubicon Minerals Corp. for 100% interest in 9 claims totaling 4,104 acres in the Birch/Uchi portion of the Red Lake Mining Division.  The group of claims are located in Honeywell and McNaughton Township.   This group is host to the Sol d'or Mine.

On April 13, 2010, we entered into a property interest purchase option agreement with Perry English for Rubicon Minerals Corp. for 100% interest in 3 claims totaling 96 acres in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada.

Results of Operations

Three month Summary ending March 31, 2010 and 2009

	Three Months Ended March 31
	2010		2009
Revenue	$	Nil	Nil
Expenses		$7,368	$6,881
Net Loss		$(7,368)	$(6,881)

Expenses

Our total expenses for the three month periods ended March 31, 2010 and March 31, 2009 are outlined in the table below:

	Three Months Ended March 31
	2010	2009
General and administrative	$7,368	$6,881

Expenses for the three months ended March 31, 2010, increased by 7.1% as compared to the comparative period in 2009 primarily as a result of an increase in general and administrative expenses.

Results of Operations

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At March 31, 2010	At December 31, 2009	Increase/ Decrease
Current Assets	$251,499	$1,317	$250,182
Current Liabilities	$20,335	$12,785	$7,550
Working Capital (deficit)	$231,164	$(11,468)	$242,632

Cash Flows
	Three months Ended March 31, 2010		Three months Ended March 31, 2009
Net Cash Used in Operating Activities		$(18)		$(2,231)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$250,200	$	Nil
Net Increase in Cash During the Period		$250,182		$(2,231)

For the next 12 months we plan to expend a total of approximately $660,000 in respect of our mineral properties in which we have an option to acquire.

We estimate that we will spend approximately $440,000 on general and administrative expenses, over the next 12 months.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenditure requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$440,000
Future property acquisitions	$400,000
Exploration costs	$200,000
Future exploration costs	$1,700,000
Property payments	$20,000
Total	$2,760,000
Cash on hand, March 31, 2010	$251,499

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,508,501 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, exploration costs, property payments and future property acquisitions.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Effective March 31, 2010, we entered into a financing agreement with Intosh Services Limited, whereby we have the right to request Intosh to purchase up to $1,400,000 of our securities  until  March 31, 2011,  unless  extended by either our company or Intosh for an additional 12 months.  Under the terms of the financing agreement, we may from time to time request a purchase from Intosh up to $200,000 per request to fund our company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any advance, we shall issue Intosh common stocks of our company at $0.70 per share.

Other than described above, we do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Cash and Cash Equivalents

Our company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Mineral Interest

Mineral property acquisition costs are capitalized in accordance with ASC 932. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date our company has not established any reserves on our mineral properties.

Impairment of Long-Lived Assets

Our company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

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

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Our company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements

During the period ended March 31, 2010 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

Item 3.  Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our current operating funds are less than necessary to complete all intended exploration of the property, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2010 we had cash in the amount of $251,499. We currently have minimal operations and we have no income.

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

Our By-laws contain provisions with respect to the indemnification of our officer and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On April 27, 2010, we entered into a share cancellation/return to treasury agreement with Aaron Hall, our former officer and director.  Pursuant to the agreement, Mr. Hall has agreed to the return and cancel of 66,750,000 shares of our common stock currently held by him.  Post cancellation, Mr. Hall continues to hold 250,000 shares of common stock.  As at the date of filing of this quarterly report, the shares have been delivered to our transfer agent for cancellation but have not yet been recorded as cancelled.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
(10)	Material Contracts
10.1	Financing Agreement between Big Bear Mining Corp. and Intosh Services Limited, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)
10.2	Share Cancellation/Return to Treasury Agreement with Aaron Hall dated April 27, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 20, 2010)
10.3
Sol d’or Purchase Option Agreement between Big Bear Mining Corp. and Perry Vern English for Rubicon Minerals Corp., dated, April 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 23, 2010)

10.4
Stevens Lake Purchase Option Agreement between Big Bear Mining Corp. and Perry Vern English for Rubicon Minerals Corp., dated, April 19, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 23, 2010)

(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR MINING CORP.
(Registrant)
Dated: May 20, 2010	/s/ Steve Rix
Steve Rix
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)