Form 10-Q
period 2010-06-30
Big Bear Mining Corp.
filed 2010-08-16
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2010

Or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-132547

BIG BEAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 E Rio Salado Parkway, Suite 900, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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
72,690,000 common shares issued and outstanding as of August 13, 2010

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements.

These financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2010, and our results of operations, and our cash flows for the three and six month periods ended June 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

Current assets:
Cash	$1,230,163	$1,317
Prepaid expenses	28,467	-
Total current assets	1,258,630	1,317
Mineral property	88,000	-
Total assets	$1,346,630	$1,317
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,011	$12,290
Shareholder advance	495	495
Total current liabilities	2,506	12,785
Total liabilities	2,506	12,785

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,500,000,000 shares authorized, 72,200,000 and 138,950,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively	72,200	138,950
Additional paid-in-capital	1,598,100	(94,150)
Deficit accumulated during the exploration stage	(326,176)	(56,268)
Total stockholders' equity (deficit)	1,344,124	(11,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,346,630	$1,317

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
and the Period from April 14, 2005 (Inception) through June 30, 2010
(Unaudited)

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009	Inception through June 30, 2010
Expenses:
General and administrative	$78,784	$3,218	$86,152	$10,099	$141,420
Consulting and management	166,945	-	166,945	-	166,945
Mineral exploration	16,962	-	16,962	-	17,962
Total expenses	(262,691)	(3,218)	(270,059)	(10,099)	(326,327)
Net loss from operations	(262,691)	(3,218)	(270,059)	(10,099)	(326,327)
Other income:
Interest income	151	-	151	-	151
Net loss	$(262,540)	$(3,218)	$(269,908)	$(10,099)	$(326,176)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	109,609,341	138,950,000	124,198,619	138,950,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
and the Period from April 14, 2005 (Inception) through June 30, 2010
(Unaudited)

	Six Months Ended	Six Months Ended	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,908)	$(10,099)	$(326,176)
Items not involving cash
Shares issued for consulting fees	130,500	-	130,500
Adjustments to reconcile net deficit to cash used by operating activities:
Prepaid expenses	(28,467)	-	(28,467)
Accounts payable and accrued liabilities	(10,279)	6,440	2,011
CASH FLOWS USED IN OPERATING ACTIVITIES	(178,154)	(3,659)	(222,132)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of mineral properties	(43,000)	-	(43,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(43,000)	-	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Proceeds from sale of common stock	1,450,000	-	1,494,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,450,000	-	1,495,295

NET INCREASE (DECREASE) IN CASH	1,228,846	(3,659)	1,230,163
Cash, beginning of period	1,317	7,869	-
Cash, end of period	$1,230,163	$4,210	$1,230,163

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares to be issued for property acquisition	$45,000	$-	$45,000

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

NOTE 2 – MINERAL RIGHTS

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

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Rubicon Option Agreement is effective as at April 30, 2010 and the date of these financial statements.

Sol d’or Option Agreement

Effective April 11, 2010 the Company entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued on August 11, 2010);
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2011;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;
-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement is effective as at April 30, 2010 and the date of these financial statements.

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

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued on August 11, 2010);
-	Cash payment of $12,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2011;
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement is effective as at April 30, 2010 and the date of these financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 the Company paid management and consulting fees of $14,000 to the President of the Company, management and consulting fees of $10,000 to the Company’s Vice President of Exploration, and management and consulting fees of $3,000 to a director of the Company.

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Prior to the Company’s office rental agreement signed on April 15, 2010, an officer provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 4 - COMMITMENTS

Office Rent

On April 15, 2010 the Company entered into an office rent agreement at $1,187 per month for office space in Arizona. The term of the agreement is one year ending April 30, 2011. A deposit of $2,374 was paid upon signing of the agreement.

Consulting Agreement with VISTA

On June 10, 2010 the Company entered into a consulting agreement with VISTA Partners LLC (“VISTA”), whereby VISTA provides consulting services as the Company’s capital market advisor. The term of the agreement is six months, renewed automatically for an additional six months at the end of the term. Consideration for the six month term is cash payments of $10,000 per month and 450,000 common shares of the Company issuable within 30 days after the signing of the agreement (Note 6).

Director and Officer Compensation

On June 15, 2010 the Company passed the director resolution approving the following payments to directors and officers of the Company for their management and consulting services:

-	$3,000 per month for each director of the Company;
-	$7,000 per month for each of the two officers of the Company.

NOTE 5 - COMMON STOCK

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

In March, 2010 the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were not issued by June 30, 2010 and the issuance date of these financial statements.

In accordance with the Company’s Sol d’or Option Agreement dated April 11, 2010, 20,000 common shares of the Company valued at $29,200 would be issued as consideration for the property. As of June 30, 2010,  the related shares were not issued and the fair value of $29,200 is recorded as additional paid in capital.  The shares were issued on August 11, 2010.

In accordance with the Company’s Stevens Lake Option Agreement dated April 13, 2010, 20,000 common shares of the Company valued at $15,800 would be issued as consideration for the property. As of June 30, 2010, the related shares were not issued and the fair value of $15,800 is recorded as additional paid in capital.  The shares were issued on August 11, 2010.

On April 19, 2010 Steve Rix, an officer and director of the Company, acquired a total of  30,000,000 shares of the Company’s common stock from Aaron Hall, the Company’s former officer and director, in a private transaction for approximately $2,000.

On April 27, 2010, the Company entered into a share cancellation agreement with Aaron Hall, whereby Mr. Hall agreed to return to the Company and cancel 66,750,000 shares of the common stocks held by him. The shares were returned to treasury and cancelled by the Company on May 21, 2010.

In accordance with the consulting agreement with VISTA dated June 10, 2010, the Company is obligated to issue 450,000 shares of the Company’s common stock by July 10, 2010 (issued July 20, 2010). The related shares are valued at $130,500 based on the closing trading price of the Company’s common shares on the date of the agreement and is recorded as additional paid in capital.

Intosh Financing Agreement

Effective March 31, 2010,  the Company entered into a financing agreement (the "Financing Agreement") with Intosh Services Limited ("Intosh"), whereby the Company has the right to request Intosh to purchase up to $1,400,000 of the Company's securities  until  March 31, 2011,  unless  extended by either the Company or Intosh for an additional 12 months.

Under the terms of the Financing Agreement, the Company may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request to fund the Company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company shall issue Intosh common stocks of the Company at $0.70 per share. As of June 30, 2010, in accordance with the Financing Agreement the Company received Advances of $1,400,000 for which the shares have not been issued.

NOTE 6 - SUBSEQUENT EVENTS

Rattlesnake Hills Option Agreement

Effective August 2, 2010 the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (not issued);
-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement;
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;
-	Payments for all property costs which include annual lease payments estimated at $61,000 required by the State of Wyoming.

In accordance with the Rattlesnake Hills Option Agreement Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year.

Share Issuances

In accordance with the consulting agreement with VISTA dated June 10, 2010, the Company issued 450,000 shares of the Company’s common stock to VISTA on July 20, 2010.

In accordance with Sol d’or Option Agreement dated April 11, 2010, the Company issued 20,000 shares of the Company’s common stock to Rubicon on August 11, 2010.

In accordance with Stevens Lake Option Agreement dated April 13, 2010, the Company issued 20,000 shares of the Company’s common stock to Rubicon on August 11, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General Overview

We were incorporated in the State of Nevada on April 14, 2005.  At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties.  In December 2005, Mr. Aaron Hall, our former President, acquired a mineral claim known as the Holy Cross Property which comprised 500 hectares located 145 kilometers west of Prince George, British Columbia, Canada.  Mr. Hall as a licenced free miner staked the claims on our behalf. On February 20, 2006, we reimbursed Mr. Hall $1,000 for the Holy Cross Property.  Based on the information available to us, we determined that the Holy Cross Property did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

As a result, we investigated several other business opportunities to enhance shareholder value.

On September 9, 2008, Aaron Hall resigned as our director and president.  On September 9, 2008, Dwayne Skellern was elected director and appointed president of our company.

Effective January 21, 2010, the Nevada Secretary of State effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for fifty (50) new basis, such, such that our authorized capital increased from 30,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 2,779,000 shares of common stock to 138,950,000 shares of common stock.

Effective January 20, 2010, we received subscriptions for 250,000 shares of our common stock in a private placement at a purchase price of $0.20 raising gross proceeds of $50,000.  To date, these shares have not been issued. All of the shares will be issued to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 16, 2010 our board of directors appointed Steve Rix as a director, President, Secretary and Treasurer of the Company.  On March 16, 2010 Dwayne Skellern resigned as our President, Secretary, Treasurer and director.

Effective April 1, 2010, we entered into a property purchase option agreement (the “Rubicon Option Agreement”) with Perry English for Rubicon Minerals Corp. (“Rubicon”) for the right and option to acquire from Rubicon up to 100% interest in a total of 14 mining claims (the “Rubicon Claims”) in the Red Lake Mining Division of Northwestern Ontario, Canada. Considerations for the 100% interest are as follows:

-	Initial cash payment of $20,000 (paid);
-	Cash payment of $15,000 and issuance of common shares of our company valued at $30,000 on April 1, 2011;
-	Cash payment of $20,000 and issuance of common shares of our company valued at $30,000 on April 1, 2012;
-	Cash payment of $25,000 and issuance of common shares of our company valued at $30,000 on April 1, 2013; and
-	Cash payment of $30,000 on April 1, 2014.

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which our company has the option to purchase with cash payment of $1,000,000.

On March 31, 2010, we entered into a Financing Agreement (the "Agreement") with Intosh Services Limited, ("Intosh"), whereby we have the right to request Intosh to purchase up to $1,400,000 of our securities  until  March 31, 2011,  unless  extended by either our company or Intosh for an additional twelve (12) months.

Under the terms of the Agreement, we may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, we are required to issue shares of our common stock at $0.70 per share.

Through June 30, 2010, we have requested and received, Advances from Intosh in the aggregate amount of $1,400,000.  We have now received the entire $1,400,000 as provided under the Intosh Agreement.  To date, we have not issued any shares to Intosh with respect to the Agreement.  Upon our company issuing shares to Intosh, we intend to file a Form 8-K under Item 3.02 disclosing the number of shares issued and the price for such  shares.  As contemplated, any sale and issuance of shares to Intosh will be conducted in reliance upon an exemption from registration  under the  Securities  Act of 1933, as amended,  afforded by Regulation S promulgated thereunder.

Effective April 11, 2010, we entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Perry English for Rubicon Minerals Corp. (“Rubicon”), whereby we are entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued on August 11, 2010);

-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2011;

-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;

-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and

-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

Effective April 13, 2010, we entered into a property purchase option agreement (the “Stevens Lake Option Agreement”) with Perry English for Rubicon Minerals Corp. (“Rubicon”), whereby we are entitled to acquire up to 100% interest in three claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the Property.

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued on August 11, 2010);

-	Cash payment of $12,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2011;

-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;

-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and

-	Cash payment of $30,000 on April 13, 2014.

 In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

On April 19, 2010, Steve Rix, the officer and director of our company, acquired a total of  30,000,000 shares of the our common stock from Aaron Hall, our former officer and director, in a private transaction for approximately $2,000.  The funds used for this share purchase were Mr. Rix’s personal funds.  As of April 19, 2010, Mr. Rix owned 21.51% of the issued and outstanding shares of our company.

On April 27, 2010, we entered into a share cancellation/return to treasury agreement with Aaron Hall, our former officer and director.  Pursuant to the agreement, Mr. Hall has agreed to the return and cancel of 66,750,000 shares of our common stock currently held by him.  We did not provide Mr. Hall with any compensation for such cancellation. Post cancellation, Mr. Hall continues to hold 250,000 shares of common stock.

On April 19, 2010, we received a consent to act from John Glasscock.  We increased the number of directors to two (2) and appointed Mr. Glasscock as a member to the board of directors.

On June 1, 2010, we received a consent to act from James G. Baughman.  We increased the number of directors on our board of directors to three (3), and appointed Mr. Baugham as a member of ourboard of directors.

On July 20, 2010, we issued 450,000 common shares to Vista Partners LLC pursuant to our letter agreement with Vista Partners LLC dated June 10, 2010 (the “Letter Agreement”).  The securities issued under the Letter Agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

On July 1, 2010, we received a consent to act from Michael Schifsky.  We increased the number of directors to four (4) and appointed Mr. Schifsky as a member to the board of directors.

Our board of directors now consists of Mr. Steve Rix, Mr. John Glasscock, Mr. James G. Baughman and Mr. Michael Schifsky.

We appointed Billiken Management to perform compilation work on all our claims in Western Ontario.

On August 2, 2010, we entered into a property option agreement with John Glasscock (the “Option Agreement”) for an exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims, located in Natrona County, Wyoming (the “Property”) to consist of placer mineral claims totaling approximately 9,000 acres.

In order for us to exercise the option and acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the royalty, we are required to pay the following to John Glasscock:

1.	An initial payment of $250,000 within three (3) business days of the date of the Option Agreement;

2.	Issue 1,000,000 shares of our company’s common stock within 30 days of the execution of the Option Agreement;

3.	Issue a further 1,000,000 shares of our company’s common stock on or before the first anniversary of the execution of the Option Agreement;

4.	Issue a further 1,000,000 shares of our company’s common stock on or before the second anniversary of the execution of the Option Agreement; and

5.	Pay all property payments as they become due.

Additionally, our company is required to use commercially reasonable efforts to incur the following annual work commitments as currently recommended and agreed to by the parties:

1.	Exploration expenditures on the Property of $800,000 on or before the first anniversary of the execution of the Option Agreement;

2.	Exploration expenditures on the Property of $1,200,000 on or before the second anniversary of the execution of the Option Agreement; and

3.	Exploration expenditures on the Property of $1,600,000 on or before the third anniversary of the execution of the Option Agreement.

In the event that our company spends, in any period, more than the specified sum, the excess shall be carried forward and applied to the exploration expenditures to be incurred in the succeeding period.

If our company commences commercial production, we shall pay to John Glasscock the NSR Royalty, being equal to 2% of Net Smelter Returns, on the terms and conditions as set out in the Option Agreement.

We can acquire up to one percent (1% or one-half of the total 2%) of the NSR Royalty from John Glasscock for $1,000,000.

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

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties, To date, we do not know if an economically viable mineral reserve exists on our property and there is no assurance that we will discover one.  Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

Results of Operations

Three month Summary ending June 30, 2010 and 2009

	Three Months Ended June 30
	2010		2009
Revenue	$	Nil	$	Nil
Expenses		$262,691		$3,218
Net Loss		$(262,540)		$(3,218)

Expenses

Our total expenses for the three month periods ended June 30, 2010 and June 30, 2009 are outlined in the table below:

	Three Months Ended June 30
	2010		2009
General and administrative	$78,784		$3,218
Consulting and management	$166,945	$	Nil
Mineral exploration	$16,962	$	Nil

Expenses for the three months ended June 30, 2010, increased by 8,063% as compared to the comparative period in 2009 primarily as a result of the commencement of mineral property exploration and increases in general and administrative expenses, consulting and management expenses and mineral exploration expenses.

Six month Summary ending June 30, 2010 and 2009

	Six Months Ended June 30
	2010		2009
Revenue	$	Nil	$	Nil
Expenses		$270,059		$10,099
Net Loss		$(269,908)		$(10,099)

Expenses

Our total expenses for the six month periods ended June 30, 2010 and June 30, 2009 are outlined in the table below:

	Six Months Ended June 30
	2010		2009
General and administrative	$86,152		$10,099
Consulting and management	$166,945	$	Nil
Mineral exploration	$16,962	$	Nil

Expenses for the six months ended June 30, 2010, increased by 2,574% as compared to the comparative period in 2009 primarily as a result of the commencement of mineral property exploration and increases in general and administrative expenses, consulting and management expenses and mineral exploration expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At June 30, 2010	At December 31, 2009	Increase/ (Decrease)
Current Assets	$1,258,630	$1,317	$1,257,313
Current Liabilities	$2,506	$12,785	$(10,279)
Working Capital (deficit)	$1,256,124	$(11,468)	$1,267,592

Cash Flows
	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Cash Used in Operating Activities	$(178,154)		$(3,659)
Cash Used in Investing Activities	$(43,000)	$	Nil
Cash Provided by Financing Activities	$1,450,000	$	Nil
Net Increase (Decrease) in Cash During the Period	$1,228,846		$(3,659)

Cash Requirements

We intend to conduct exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Specifically, we estimate our operating expenditure requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$440,000
Future property acquisitions	$400,000
Exploration costs	$200,000
Future exploration costs	$1,700,000
Property payments	$20,000
Total	$2,760,000
Cash on hand, June 30, 2010	$1,230,163

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,529,837 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, exploration costs, property payments and future property acquisitions.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Effective March 31, 2010, we entered into a financing agreement with Intosh Services Limited, whereby we have the right to request Intosh to purchase up to $1,400,000 of our securities  until  March 31, 2011,  unless  extended by either our company or Intosh for an additional 12 months.  Under the terms of the financing agreement, we may from time to time request a purchase from Intosh up to $200,000 per request to fund our company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any advance, we shall issue Intosh common stocks of our company at $0.70 per share.  Through June 30, 2010, we have requested and received, Advances from Intosh in the aggregate amount of $1,400,000.  We have now received the entire $1,400,000 as provided under the Intosh Agreement.  To date, we have not issued any shares to Intosh with respect to the Agreement.  Upon our company issuing shares to Intosh, we intend to file a Form 8-K under Item 3.02 disclosing the number of shares issued and the price for such shares.  As contemplated, any sale and issuance of shares to Intosh will be conducted in reliance upon an exemption from  registration  under the  Securities  Act of 1933, as amended,  afforded by Regulation S promulgated thereunder.

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

Recent Accounting Pronouncements

During the period ended June 30, 2010 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

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

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our independent registered public accounting firm’s report to our audited financial statements for the year ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2010 we had cash in the amount of $1,230,163. We currently have minimal operations and we have no income.

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

We are preparing to commence exploration on our properties in the fall of 2010.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral properties.  We have not earned any revenues as of the date of this prospectus.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed March 1, 2010)

Exhibit Number	Description

(10)	Material Contracts
10.1	Financing Agreement between Big Bear Mining Corp. and Intosh Services Limited, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)
10.2	Share Cancellation/Return to Treasury Agreement with Aaron Hall dated April 27, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 20, 2010)
10.3
Sol d’or Purchase Option Agreement between Big Bear Mining Corp. and Perry Vern English for Rubicon Minerals Corp., dated, April 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 23, 2010)

10.4
Stevens Lake Purchase Option Agreement between Big Bear Mining Corp. and Perry Vern English for Rubicon Minerals Corp., dated, April 19, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 23, 2010)

10.5
Purchase Option Agreement between Big Bear Mining Corp. and Perry English for Rubicon Minerals Corp., dated, April 1, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)

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

BIG BEAR MINING CORP.
(Registrant)
Dated: August 16, 2010	/s/ Steve Rix
Steve Rix
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)