Form 10-Q
period 2010-09-30
Big Bear Mining Corp.
filed 2010-11-15
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

Or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-132547

BIG BEAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 E Rio Salado Parkway, Suite 900, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

[ ]	YES	[X]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
76,690,000 common shares issued and outstanding as of November 15, 2010

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements.

These financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2010, and our results of operations, and our cash flows for the three and nine month periods ended September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)

Current assets:
Cash	$500,581	$1,317
Prepaid expenses	31,363	-
Total current assets	531,944	1,317

Equipment	2,810	-
Mineral properties	538,000	-
Total assets	$1,072,754	$1,317
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$-	$12,290
Accrued expenses – related party	143,417	-
Shareholder advance	495	495
Total current liabilities	143,912	12,785
Total liabilities	143,912	12,785

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,500,000,000 shares authorized, 75,690,000 and 138,950,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively	75,690	138,950
Additional paid-in-capital	1,794,610	(94,150)
Deficit accumulated during the exploration stage	(941,458)	(56,268)
Total stockholders' equity (deficit)	928,842	(11,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,072,754	$1,317

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
and the Period from April 14, 2005 (Inception) through September 30, 2010
(Unaudited)

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009	Inception through September 30, 2010
Expenses:
General and administrative	$76,275	$2,570	$162,427	$12,669	$217,695
Consulting and management	129,132	-	296,077	-	296,077
Mineral exploration	410,428	-	427,390	-	428,390
Total expenses	615,835	2,570	885,894	12,669	942,162
Net loss from operations	(615,835)	(2,570)	(885,894)	(12,669)	(942,162)
Other income:
Interest income	553	-	704	-	704
Net loss	$(615,282)	$(2,570)	$(885,190)	$(12,669)	$(941,458)
Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	107,046,850	138,950,000	73,302,609	138,950,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
and the Period from April 14, 2005 (Inception) through September 30, 2010
(Unaudited)

	Nine Months Ended	Nine Months Ended	Inception through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(885,190)	$(12,669)	$(941,458)
Items not involving cash
Shares issued for consulting fees	130,500	-	130,500
Depreciation expense	110	-	110
Adjustments to reconcile net deficit to cash used by operating activities:
Prepaid expenses	(31,363)	-	(31,363)
Accounts payable and accrued liabilities	(12,290)	8,990	-
Accrued expenses – related party	143,417	-	143,417
CASH FLOWS USED IN OPERATING ACTIVITIES	(654,816)	(3,679)	(698,794)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of equipment	(2,920)	-	(2,920)
Acquisition of mineral properties	(293,000)	-	(293,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(295,920)	-	(295,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Proceeds from sale of common stock	1,450,000	-	1,494,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,450,000	-	1,495,295

NET INCREASE (DECREASE) IN CASH	499,264	(3,679)	500,581
Cash, beginning of period	1,317	7,869	-
Cash, end of period	$500,581	$4,190	$500,581

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for property acquisition	$245,000	$-	$245,000

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

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Rubicon Option Agreement is in good standing as at September 30, 2010 and the date of these financial statements.

Sol d’or Option Agreement

Effective April 11, 2010 the Company entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2011;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;
-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement is in good standing as at September 30, 2010 and the date of these financial statements.

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

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $12,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2011;
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement is in good standing as at September 30, 2010 and the date of these financial statements.

Rattlesnake Hills Option Agreement

Effective August 2, 2010 the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);
-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement;
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;
-	Payments for all property costs which include annual lease payments estimated at $61,000 required by the State of Wyoming (2010 payment made).

In accordance with the Rattlesnake Hills Option Agreement Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year. The Rattlesnake Hills Option Agreement is in good standing as at September 30, 2010 and the date of these financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 the Company paid management and consulting fees of $44,000 to the President of the Company, management and consulting fees of $40,000 to the Company’s Vice President of Exploration, and management and consulting fees of $20,632 and $9,000 to two directors of the Company respectively.

During the nine months ended September 30, 2010 the Company entered into a property purchase option agreement with a director of the Company (Note 2).

During the nine months ended September 30, 2010 the Company paid and accrued $200,843 geological consulting fees, travel costs to the Company’s mining sites, field supplies and other exploration related costs to a private company of which a director of the Company is a principal.

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

NOTE 4 - COMMITMENTS

Office Rent

On April 15, 2010 the Company entered into an office rent agreement at $1,187 per month for office space in Arizona, which on August 2, 2010 was amended to $1,999 per month due to increased office space. The term of the agreement is one year ending April 30, 2011. Total deposit of $3,998 was paid upon signing and amendment of the agreement.

Consulting Agreement with VISTA

On June 10, 2010 the Company entered into a consulting agreement with VISTA Partners LLC (“VISTA”), whereby VISTA provides consulting services as the Company’s capital market advisor. The term of the agreement is six months, renewed automatically for an additional six months at the end of the term. Consideration for the six month term is cash payments of $10,000 per month and 450,000 common shares of the Company issuable within 30 days after the signing of the agreement (issued, see note 5).

Director and Officer Compensation

On June 15, 2010 the Company passed the director resolution approving the following payments to directors and officers of the Company for their management, consulting and director services:

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

In January, 2010 the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were not issued by September 30, 2010 and the issuance date of these financial statements.

In accordance with the Company’s Sol d’or Option Agreement dated April 11, 2010, 20,000 common shares of the Company valued at $29,200 would be issued as consideration for the property. The shares were issued on August 10, 2010.

In accordance with the Company’s Stevens Lake Option Agreement dated April 13, 2010, 20,000 common shares of the Company valued at $15,800 would be issued as consideration for the property. The shares were issued on August 10, 2010.

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

In accordance with the consulting agreement with VISTA dated June 10, 2010, the Company issued 450,000 shares of the Company’s common stock on July 20, 2010 to VISTA. The related shares are valued at $130,500 based on the closing trading price of the Company’s common shares on the date of the agreement.

On September 9, 2010, in accordance with the Company’s Rattlesnake Hills Option Agreement dated August 2, 2010, 1,000,000 shares of the Company’s common stock were issued as consideration for the property. The related shares are valued at $200,000 based on the closing trading price of the Company’s common shares on the date of the agreement.

Intosh Financing Agreement

Effective March 31, 2010,  the Company entered into a financing agreement (the "Financing Agreement") with Intosh Services Limited ("Intosh"), whereby the Company has the right to request Intosh to purchase up to $1,400,000 of the Company's securities  until  March 31, 2011,  unless  extended by either the Company or Intosh for an additional 12 months.

Under the terms of the Financing Agreement, the Company may from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request to fund the Company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company shall issue Intosh common stocks of the Company at $0.70 per share. In accordance with the Financing Agreement the Company received Advances of $1,400,000 for which 2,000,000 shares were issued on September 7, 2010.

NOTE 6 - SUBSEQUENT EVENTS

During November, 2010 the Company issued 1,000,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $250,000.

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

Through September 30, 2010, we have requested and received Advances in the aggregate amount of $1,400,000 under the Intosh Agreement, for which 2,000,000 shares of our common stocks were issued to Intosh on September 7, 2010.  On September 23, 2010 after issuing shares to Intosh on September 7, 2010, we filed a Form 8-K under Item 3.02 disclosing the number of shares issued and the price for such shares.  The sale and issuance of shares to Intosh were conducted in reliance upon an exemption from registration under the Securities Act of 1933, as amended, afforded by Regulation S promulgated thereunder.

Effective April 11, 2010, we entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Perry English for Rubicon Minerals Corp. (“Rubicon”), whereby we are entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued on August 10, 2010);
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2011;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;
-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

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

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued on August 10, 2010);
-	Cash payment of $12,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2011;
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

On April 19, 2010, Steve Rix, the officer and director of our company, acquired a total of 30,000,000 shares of our common stock from Aaron Hall, our former officer and director, in a private transaction for approximately $2,000.  The funds used for this share purchase were Mr. Rix’s personal funds.  As of April 19, 2010, Mr. Rix owned 21.51% of the issued and outstanding shares of our company. As of September 30, 2010, Mr Rix owned 40% of the issued and outstanding shares of our company.

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

On April 19, 2010, we received consent to act from John Glasscock.  We increased the number of directors to two (2) and appointed Mr. Glasscock as a member to the board of directors.

On June 1, 2010, we received consent to act from James G. Baughman.  We increased the number of directors on our board of directors to three (3), and appointed Mr. Baughman as a member of our board of directors.

On June 10, 2010 we entered into a consulting agreement (the “Letter Agreement”) with VISTA Partners LLC (“VISTA”), whereby VISTA provides consulting services as the Company’s capital market advisor. The term of the agreement is six months, renewed automatically for an additional six months at the end of the term. Consideration for the six month term is cash payments of $10,000 per month and 450,000 common shares of the Company issuable within 30 days after the signing of the agreement. On July 20, 2010, we issued 450,000 common shares to Vista pursuant to the Letter Agreement. The securities issued under the Letter Agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

On July 1, 2010, we received consent to act from Michael Schifsky.  We increased the number of directors to four (4) and appointed Mr. Schifsky as a member to the board of directors.

Our board of directors now consists of Mr. Steve Rix, Mr. John Glasscock, Mr. James G. Baughman and Mr. Michael Schifsky.

On May 4, 2010 we appointed Billiken Management to perform compilation work on all our claims in Western Ontario.

On August 2, 2010, we entered into a property option agreement with John Glasscock, a director of the Company, (the “Option Agreement”) for an exclusive option to acquire an undivided 100% right, title and interest in and to certain mineral claims, located in Natrona County, Wyoming (the “Property”) to consist of placer mineral claims totaling approximately 9,000 acres.

In order for us to exercise the option and acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the royalty, we are required to pay the following to John Glasscock:

-	An initial payment of $250,000 within three (3) business days of the date of the Option Agreement (paid);
-	Issue 1,000,000 shares of our company’s common stock within 30 days of the execution of the Option Agreement (issued on September 9, 2010);
-	Issue a further 1,000,000 shares of our company’s common stock on or before the first anniversary of the execution of the Option Agreement;
-	Issue a further 1,000,000 shares of our company’s common stock on or before the second anniversary of the execution of the Option Agreement; and
-	Pay all property payments as they become due.

Additionally, our company is required to use commercially reasonable efforts to incur the following annual work commitments as currently recommended and agreed to by the parties:

-	Exploration expenditures on the Property of $800,000 on or before the first anniversary of the execution of the Option Agreement;
-	Exploration expenditures on the Property of $1,200,000 on or before the second anniversary of the execution of the Option Agreement; and
-	Exploration expenditures on the Property of $1,600,000 on or before the third anniversary of the execution of the Option Agreement.

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

Effective November 4, 2010, we received subscriptions for and issued 1,000,000 shares of our common stock in a private placement at a purchase price of $0.25 raising gross proceeds of $250,000.  All of the shares were issued to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at  1859 Whitney Mesa Drive, Henderson, NV 89014,and our business office is located at 60 E Rio Salado Parkway, Suite 900, Tempe, Arizona  85281.

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

Results of Operations

Three month Summary ending September 30, 2010 and 2009

	Three Months Ended September 30
	2010	2009
Revenue	$Nil	$Nil
Expenses	$615,835	$2,570
Net Loss	$(615,282)	$(2,570)

Expenses

Our total expenses for the three month periods ended September 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended September 30
	2010	2009
General and administrative	$76,275	$2,570
Consulting and management	$129,132	$Nil
Mineral exploration	$410,428	$Nil
	$615,835	$2,570

Expenses for the three months ended September 30, 2010, increased significantly from the comparative period in 2009 primarily as a result of the commencement of mineral property exploration at our Rattlesnake Hills properties and increase in general and administrative, consulting and management expenses with the expansion of our operations. During the three months ended September 30, 2010 we purchased computer and equipment and recorded related amortization expense for the period, which was absent in the three months ended September 30, 2009.

Nine month Summary ending September 30, 2010 and 2009

	Nine Months Ended September 30
	2010	2009
Revenue	$Nil	$Nil
Expenses	$885,894	$12,669
Net Loss	$(885,190)	$(12,669)

Expenses

Our expenses for the nine month periods ended September 30, 2010 and 2009 are outlined in the table below:

	Nine Months Ended September 30
	2010	2009
General and administrative	$162,427	$12,669
Consulting and management	$296,077	$Nil
Mineral exploration	$427,390	$Nil
	$885,894	$12,669

Expenses for the nine months ended September 30, 2010, increased significantly from the comparative period in 2009 primarily as a result of the commencement of mineral property exploration at our Rattlesnake Hills properties and significant increase in general and administrative, consulting and management expenses with the expansion of our operations. During the nine months ended September 30, 2010 we purchased computer and equipment and recorded related amortization for the period, which was absent in the three months ended September 30, 2009.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	September 30, 2010	December 31, 2009	Increase
Current Assets	$531,944	$1,317	$530,627
Current Liabilities	$143,912	$12,785	$131,127
Working Capital (deficit)	$388,032	$(11,468)	$399,500

Cash Flows
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash Used in Operating Activities	$(654,816)	$(3,679)
Cash Used in Investing Activities	$(295,920)	$Nil
Cash Provided by Financing Activities	$1,450,000	$Nil
Net Increase (Decrease) in Cash During the Period	$499,264	$(3,679)

Cash Requirements

We intend to expand exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Specifically, we estimate our operating expenditure requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$835,000
Payments per mineral property option agreements	$42,000
Exploration costs	$2,123,000
Mining claim maintenance	$63,000
Total	$3,063,000
Cash on hand, September 30, 2010	$500,581

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We will require additional financing in order to enable us to proceed with our plan of operations, as outlined above, including approximately $2,562,419 over the next 12 months to pay for our ongoing expenditures. These expenses include general and administrative, exploration costs, property payments and future property acquisitions.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Effective March 31, 2010, we entered into a financing agreement with Intosh Services Limited, whereby we have the right to request Intosh to purchase up to $1,400,000 of our securities  until  March 31, 2011,  unless  extended by either our company or Intosh for an additional 12 months.  Under the terms of the financing agreement, we may from time to time request a purchase from Intosh up to $200,000 per request to fund our company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any advance, we shall issue Intosh common stocks of our company at $0.70 per share.  Through September 30, 2010, we have requested and received Advances from Intosh in the aggregate amount of $1,400,000, for which the 2,000,000 shares of our common stock were issued on September 7, 2010, when we filed a Form 8-K under Item 3.02 disclosing the number of shares issued and the price for such shares.  Any sale and issuance of shares to Intosh were conducted in reliance upon an exemption from registration  under the  Securities  Act of 1933, as amended,  afforded by Regulation S promulgated thereunder.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We raised $250,000 from sale of our common stock in November, 2010 and are in the process of raising another $250,000 within ten days. However, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations and sustain our plan of exploration operations over the next twelve months. We do not have any other arrangements in place for any future debt or equity financing.

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

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with ASC 932, “Extractive Activities – Oil and Gas”. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date our company has not established any reserves on our mineral properties.

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

Recent Accounting Pronouncements

During the period ended September 30, 2010 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

Item 3.  Quantitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item4.  Controls and Procedures

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

As of September 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item1.  Legal Proceedings

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

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2010 we had cash in the amount of $500,581. We currently have minimal operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of our properties.  We do not currently have sufficient funds to conduct initial exploration on the property and will require additional financing in order to determine whether the property contains economic mineralization.  We will also require additional financing if the costs of the exploration of the property are greater than anticipated.

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

We began  exploration on our properties in the  summer of 2010.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral properties.  We have not earned any revenues as of the date of this prospectus.

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

Rain and snow may make the road leading to our properties impassable.  This will delay our proposed exploration operations and could prevent us from working.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2010 to November 15, 2010, we made the following sales of unregistered securities for which we did not filed a Form 8-K:

-
On January 20, 2010, we received subscriptions for 250,000 shares of our common stock in a private placement at a purchase price of $0.20 raising gross proceeds of $50,000.  To date, these shares have not been issued. All of the shares will be issued to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

-
On July 20, 2010, we issued 450,000 common shares to Vista pursuant to the consulting Letter Agreement. The securities issued under the Letter Agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

-
Effective November 4, 2010, we issued 1,000,000 shares of our common stock in a private placement at a purchase price of $0.25 raising gross proceeds of $250,000.  All of the shares were issued to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K
Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed March 1, 2010)

(10)	Material Contracts
10.1	Purchase Option Agreement between Big Bear Mining Corp. and John Glasscock, dated August 2, 2010 (incorporated by reference from our Current Report on Form 8-K filed September 23, 2010).
10.2	Financing Agreement between Big Bear Mining Corp. and Intosh Services Limited, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)
10.3	Share Cancellation/Return to Treasury Agreement with Aaron Hall dated April 27, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 20, 2010)
10.4
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

10.6
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

BIG BEAR MINING CORP.
(Registrant)
Dated: November 15, 2010	/s/ Steve Rix
Steve Rix
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)