Form 10-K
period 2010-12-31
Big Bear Mining Corp.
filed 2011-03-31
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	001-32904

BIG BEAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4350486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 E. Rio Salado Parkway, Suite 900, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	480.253.0323

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes  No 
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $10,731,355 based on a $0.2195 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
81,890,000 as of March 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.              Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Big Bear Mining Corp., a Nevada corporation, unless otherwise indicated.

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

In January, 2010 the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were not issued by December 31, 2010 and the date of this filing.

Effective January 21, 2010, the Nevada Secretary of State effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for fifty (50) new basis, such that our authorized capital increased from 30,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock increased from 2,779,000 shares of common stock to 138,950,000 shares of common stock. All share amounts have been adjusted to present the stock-split retroactively.

On March 16, 2010 our board of directors appointed Steve Rix as a director, President, Secretary and Treasurer of our company.  On March 16, 2010 Dwayne Skellern resigned as our President, Secretary, Treasurer and director.

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

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which our company has the option to purchase with cash payment of $1,000,000. The work commitment on the Rubicon claims is $56,400 per year.

On March 31, 2010, we entered into a Financing Agreement (the "Agreement") with Intosh Services Limited, ("Intosh"), whereby we had the right to request Intosh to purchase up to $1,400,000 of our securities  until  March 31, 2011,  unless  extended by either our company or Intosh for an additional twelve (12) months.

Under the terms of the Agreement, we had the right to from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, we were required to issue shares of our common stock at $0.70 per share.

As of June 30, 2010, in accordance with the Financing Agreement the Company received Advances of $1,400,000 for which the shares were issued on September 7, 2010.

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

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000. The work commitment on the Sol d’or property is $41,700 per year.

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

 In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000. The work commitment for the Stevens Lake property is $9,600 per year.

Effective August 2, 2010, we entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of our company, whereby we are entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of our common stock within 30 days of the agreement (issued);
-	Issuance of second 1,000,000 shares of our common stock on or before the first anniversary of the agreement;
-	Issuance of third 1,000,000 shares of our common stock on or before the second anniversary of the agreement;
-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming.

In accordance with the Rattlesnake Hills Option Agreement, Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year.

On April 19, 2010, Steve Rix, the officer and director of our company, acquired a total of 30,000,000 shares of the common stock from Aaron Hall, our former officer and director, in a private transaction for approximately $2,000.  The funds used for this share purchase were Mr. Rix personal funds.

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

On September 9, 2010, in accordance with our company’s Rattlesnake Hills Option Agreement dated August 2, 2010, 1,000,000 shares of our company’s common stock were issued as consideration for the property.

On December 16, 2010 upon renewal of the consulting agreement with VISTA we issued further 450,000 shares of the Company’s common stock after the Board of Directors’ approval. The securities issued under the Letter Agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

Our fiscal year end is December 31.

Our Current Business

We are engaged in the acquisition and exploration of mining properties.  We maintain our statutory registered agent's office at 1859 Whitney Mesa Drive , Henderson, Nevada 89014 and our business office is located at 60 E Rio Salado Parkway, Suite 900, Tempe, Arizona  85281.

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

Our current operational focus is to complete the terms of the Rattlesnake Hills Option Agreement, Rubicon Option Agreement, the Sol D’or Option Agreement and the Stevens Lake Option Agreement and to conduct exploration activities on each of the properties.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Governmental Regulations

We currently hold options to acquire properties in the state of Wyoming and the province of Ontario.  Our mineral exploration program will be subject to regulations similar to the following:

•	Locating claims

•	Posting claims

•	Working claims

•	Reporting work performed

•	Reclamation work performed on claims

Prior to proceeding with any exploration work, we must apply for a notice of work permit.   Additionally, the properties we are acquiring in the Rattlesnake Hills region have some split estate land where we have to create contracts with the surface land owners.

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mineral exploration  and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Employees

Currently, we do not have any employees. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We incorporated our wholly owned Golden Bear Mining Corp. on April 1, 2010. As at the date of this document there has been no activity in Golden Bear Mining Corp.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.                      Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent registered public accounting firm’s report on our audited consolidated financial statements for the year ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We have limited business operations, accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral properties.  We have not earned any revenues.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

·	Our ability to locate a profitable mineral property;
·	Our ability to generate revenues; and
·	Our ability to reduce exploration costs.

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

There are several governmental regulations that materially restrict mineral property exploration and development. Under the mining laws of the jurisdictions in which our properties are located, we are required to obtain work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the mineral claims, we will incur modest regulatory compliance costs.

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

While we do not plan to conduct our exploration year round, it is possible that when we plan to proceed with exploration that snow or rain could cause roads leading to our claims to be impassable.  When roads are impassable, we are unable to work.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.           Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.              Properties

Our executive, administrative, and operating offices are located at 60 E Rio Salado Parkway, Suite 900, Tempe, Arizona 85281. We currently lease approximately 268 square feet at a monthly cost of $2,219.00. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

Property held by us: As of the date of this current report on Form 8-K, we hold options to acquire interests in the Rubicon Property, the Sol d’or Property and the Stevens Lake Property as well as the Rattlesnake Hills Property.  For a description of the option agreements, please see the section entitled “Business” above.

Rubicon Option Agreement:  Shabu Lake - Skinner Claims

Our Red Lake Property consists of 14 claims comprising approximately 6,680 acres in the prolific Red Lake Mining Division of Northwestern Ontario, Canada. These claims are located in the Shabu Lake area and are accessible by road. This property has multiple reported gold occurrences on it (Ontario Geological Survey Open File Report 5835) as well as multiple documented copper/nickel occurrences (Preliminary Map P973 Shabumeni River - Narrow Lake area).

Previous exploration was hampered by inaccessibility but the construction of an all-season logging road in recent years has alleviated this and enhanced the possibility of discovering new gold and base metal zones. In addition, follow up work on previous occurrences is now more economically viable.

Location and Access

The property lies in northwest part of the Birch-Confederation Lakes greenstone belt some 75 km east-northeast of Red Lake straddling the Skinner township / Shabu Lake area boundary.  It comprises a contiguous group of claims (~175 units, 6,988  acres) extending 11.5 km from Leonard Lake in the east to Shabu Lake in the northwest.

The east part of the property is road accessible from Highway 105 in Ear Falls, eastwards towards Gold Pines on Lac Seul on Highway 653, then northeastwards along the South Bay Road and finally north on the Joyce Road which crosses the southeast extremity of the property.  The South Bay and Joyce Roads are both well maintained, gravel logging access roads.

Northwest parts of the property are accessible by float plane available at the South End of Confederation Lake (Kabeelo’s; ~30 km), Ear Falls (several; 75 km) and Red Lake (e.g, Greens, 75 km).

Title

The properties are all unpatented mining claims in good standing with the Ontario Ministry of Northern Development, Mines and Foresty (MNDMF) registered to Perry English.  Perry English has granted an option to Big Bear Mining which requires cash and stock payments, the terms of which are set out in the section entitled “Business”.   In order to maintain ownership of the property we must maintain the option agreement in good standing and meet the work requirements of the MNDMF which are annual requirements calculated on the property size.  On an annual basis the MNDMF requires eligible work to be carried out on the property with a cash value of $56,400.

4229797
4229799
4229798
4229800
4229803
4229801
4229804
4229806
4229808
4229802
4229805
4229807
3002056
4205797
3002055
1184148
4224885
1248194
3005008
1244635
4224886
3002241
1244634
1248193
1248170
0
2.918
kilometers
Scale: 1:75,370

Figure 1.  Shabu-Skinner Claims (outlined in red; UTM Zone 15; NAD’83).  Joyce Road (access in brown).

History

Parker and Atkinson (1993) record several gold showings on the property dating from 1926.  Past work in the area has focused on the Bathurst Mine on Carr Lake which lies on the adjoining property south and east.

Parker and Atkinson (1993; Appendix A) provide detailed descriptions and histories of specific showings.  Table 1 below lists work reported in the Shabu lake map area (NTS 52N07SW).  Available data suggest that there is a significant and varied base of work on which to design further exploration programs.  In recent work (circa 2004) by Fronteer, completed only on the Leonard Lake portion of the property, can be effectively applied to the central and western portions.

Table 1.  Assessment files in the Shabu Lake map area (NTS 52N07SW).

AFRI File	Year	AFRO ID	Performed For	Drilling	Geology	Geochem	Geophysics
52N07SW0008	1963	DDH 10	FLINT ROCK MINES LTD	x
52N07SW0007	1967	DDH 11	MADSEN RL AU MINES LTD	x
52N07SW0005	1969	DDH 13	G J CIGLEN	x
52N07SW0006	1969	DDH 12	FLINT ROCK MINES LTD	x
52N07SW0003	1985	2.7641	SUMMIT RED L GOLD MINES LTD			x	x
52N07SW0002	1987	63.519	FLINT ROCK MINES LTD	x	x

AFRI File	Year	AFRO ID	Performed For	Drilling	Geology	Geochem	Geophysics
52N07SW0004	1988	DDH 14	SHABU GOLD MINES LTD	x
52N07SW9913	1993	2.1494	ASARCO EXPL CO OF CAN LTD		x		x
52N07SW2001	2002	2.25014	FRONTEER DVLPMT GROUP INC		x	x	x
52N08NE2003	2003	2.27483	JILBEY ENTERPRISES LTD			x	x
52N07SW2002	2004	2.27325	FRONTEER DVLPMT GROUP INC			x
52N07SW2003	2004	2.27924	FRONTEER DVLPMT GROUP INC	x

Property Status

The property is presently vacant exploration ground with no known reserves or resources and no known liabilities.

The registrant proposes a program of reconnaissance prospecting and sampling of the historical showings and trenches.  If successful the next phase would include further stripping/trenching, detailed sampling/prospecting, linecutting and ground geophysics.

Existing or potential economic significance

The property represents an early stage gold exploration property containing several gold-in-quartz showings whose known extent is limited.

Appendix 1.  Showings on (SB-1 to 3) and adjacent to (SB-4, SK-1 to 4) property

Figure 2.  Gold showings on and near Skinner-Shabu Claim Group (Parker and Atkinson, 1993)

SHABU LAKE AREA (NTS 52N07SW)

Code	Name
SB-1	Flint Rock Mines Ltd. Occurrence (Shabu Lake Occurrence)
SB-2	Leonard Lake Occurrences
SB-3	Madsen Red Lake Gold Mines Occurrence
SB-4	Sheehan Lake Prospect
SKINNER TOWNSHIP (52N07SW)
SK-1	Bathurst Mine
SK-2	Dunkin Prospect
SK-3	Noramco Explorations Inc., Skinner Township Occurrences
SK-4	Price-Logan Occurrence

Code	SB-1
Name	FLINT ROCK MINES LTD. OCCURRENCE (SHABU LAKE OCCURRENCE)
Map area	SHABU LAKE AREA
NTS	52N07SW
LOCATION
The Flint Rock Mines Ltd. occurrence is situated on leased mining claims KRL 51180 to 51191 inclusive. The main No. l vein is located about 1.2 km due west of Shabu Lake on leased claims KRL 51184 and 51186.

DESCRIPTION
Regional Structures
Fyon and ODonnell (1986) noted that the main structure at Shabu Lake is a complex or refolded fold. According to Fyon and ODonnell (1986): "A tight syncline with a highly strained (possibly sheared) core trends northwest, parallel to the northwestern arm of the lake. A second fold axial trace trends north-northeast, and defines a broad syncline in the southeastern section of the lake.”

Geology
Northeast-trending, fine-grained metasediments are intercalated with minor metavolcanic flows of the Cycle n metavolcanic sequence (Thurston 1986) and are intruded by granodioritic rocks of the Mainprize Lake granitoid complex.

Mineralization
No. l vein
The No. l vein occurs along the southern claim boundaries of leased claims KRL 51184 and 51186. The east-trending quartz vein has been traced by diamond drilling along the contact between biotite granodiorite and a diorite dike, for a strike length of 800 m. The vein is 0.1 to 0.6 m wide and contains sparse amounts of disseminated galena, pyrite, chalcopyrite and visible gold (Pryslak 1974).

No. 2 vein
The No. 2 vein is approximately 460 m northwest of the No. l vein and is situated on leased mining claim KRL 51188. The east-trending vein dips 90 and is 5 cm to 30 cm wide with a strike length of 47 m. The vein is hosted by a narrow inclusion of metasediments and by biotite granodiorite and gabbro. Pryslak (1974) reported that the vein contained up to 10% galena and 2% chalcopyrite.

Alteration and deformation	Alteration and deformation associated with the quartz veins is very minimal and consists of silicification, epidotization and hematization with very minor shearing.
OWNERSHIP AND DEVELOPMENT

1937	Prospectors Airways Ltd. conducted trenching, channel sampling and diamond drilled 28 holes totalling 6500 feet on the No. l Vein zone.
1963	Flint Rock Mines Ltd. diamond drilled 7 holes totalling 1999 feet on the No. l and No. 2 veins.
1969	Flint Rock Mines diamond drilled 2 holes totalling 950 feet to test the base metal potential of a pyritic zone on the west shore of Shabu Lake (leased claim KRL 51180).
1987	Flint Rock Mines conducted linecutting and induced polarization and resistivity surveys over the property and diamond drilled 6 holes totalling 2217.6 feet.

ECONOMIC FEATURES
No. 1 Vein	The No. l vein hosts an auriferous section which is 180 m long with an average width of 0.49 m and an average grade of 0.85 ounce Au per ton (Pryslak 1974). This zone was drilled to a depth of 90 m.
No. 1 Vein	Diamond drilling conducted on the No. l vein in 1937 by Prospectors Airways Ltd. Intersected narrow sections assaying as high as 0.43 and 0.77 ounce Au per ton.
No. 1 Vein	Drilling conducted by Flint Rock Mines Ltd. in 1963, on the No. l vein, intersected narrow sections assaying as high as 0.8 ounce Au per ton and 0.72 ounce Au per ton.
No. 2 Vein	A grab sample taken by A.P. Pryslak (1974) from the No. 2 vein assayed 0.01 ounce Au per ton, 0.09% Cu and 1.45% Pb.
No. 2 Vein
Drill holes completed by Flint Rock Mines Ltd. in 1987 intersected narrow sections of gold mineralization such as: 1.065 ounces Au per ton across 0.45 feet, 0.139 Au per ton across 1.5 feet, 0.145 ounce Au per ton across 0.39 feet, 0.231 ounce Au per ton across 0.3 feet and 0.388 ounce Au per ton across 0.5 feet.

Code	SB-2
Name	LEONARD LAKE OCCURRENCES
Map area	SHABU LAKE AREA
NTS	52N07SW
LOCATION	The Leonard Lake occurrences consist of 5 separate showings situated in the immediate vicinity of Leonard Lake in the Shabu Lake area.
North	The North showing is situated 805 m due north of Leonard Lake;
West	West showing occurs 1.7 km west of the lake;
East	East showing is situated 2 km due east of the lake;
Shore	Shore showing is located on the southwest shore of Leonard Lake; and
South	South showing is located 500 m southwest of the lake. Leonard Lake is situated immediately north of the Skinner Township boundary line.
DESCRIPTION
Regional Structures	The northwest-trending Swain Lake fault extends from Swain Lake through the southeastern end of Leonard Lake (Pryslak 1972, 1974).
Geology
East-trending, intermediate to mafic metavolcanic rocks are intercalated with abundant fine-grained metasediments of the Cycle II sequence (Thurston 1986) and are intruded by gabbro and granodioritic rocks of the Mainprize Lake granitoid complex.

North and West	The North and West showings consist of test pits sunk on quartz veins within granodioritic rocks at the contacts between granodiorite and metasediments and granodiorite and mafic metavolcanic rocks.
East	The East showing consists of quartz veins hosted by fine-grained metasediments consisting of greywacke, siltstone and argillite.
Shore	The Shore showing consists of several trenches sunk on quartz veins hosted by intermediate pyroclastic rocks which have been altered to chlorite-sericite schist (Pryslak 1974).
Shore	The Shore showing is situated on the extreme northwest extension of the Swain Lake fault.
South
The South showing (formerly situated on claim KRL 4841) consists of 3 separate east-trending quartz veins dipping between 60 and 80 to the south. The veins are hosted by narrow shear zones up to 4 feet wide in coarse-grained diorite/gabbro. The quartz veins range in strike length from 20 to 110 feet (Bruce 1929).

South showing	The quartz veins at the South showing have been reported (Bruce 1929) to contain massive arsenopyrite in "considerable quantities". Bruce (1929) reported that "gold occurs with the arsenopyrite".
West showing	Pryslak (1974) reported arsenopyrite in quartz veins at the West showing.

OWNERSHIP AND DEVELOPMENT

1927
Leonard Narrow Lake Mines Ltd. conducted extensive stripping and trenching in the vicinity of Leonard Lake. The most promising showing on the property was the South showing situated on mining claims KRL 4841.

1966	A portion of the property was staked by Madsen Red Lake Gold Mines Ltd.
1967	Madsen Mines conducted electromagnetic and magnetic surveys over the area.
1969	C.C. Huston and Associates flew airborne electromagnetic, magnetic and radiometric surveys over the area.
1988	Canadian Eagle Exploration Inc. flew airborne electromagnetic, magnetic and resistivity surveys over a portion of the area.

ECONOMIC FEATURES

West, North & East	Pryslak (1974) has indicated the presence of gold at the West, North and East showings on map P. 973, but no specific gold values have been reported.
South	Bruce (1929) also reports the presence of gold at the South showing.
Code	SB-3
Name	MADSEN RED LAKE GOLD MINES OCCURRENCE
Map area	SHABU LAKE AREA
NTS	52N07SW
LOCATION	The Madsen Red Lake Gold Mines prospect consists of several sulphide shownings situated on the south and southeast shore of Shabu Lake.

DESCRIPTION

Regional Structures
A syncline with a highly strained core trends northwest, parallel to the northwestern arm of Shabu Lake and a second fold axial trace trends north-northeast, and defines a broad syncline in the southeastern section of Shabu Lake (Fyon and OT)onnell 1986).

Geology
Northwest-trending, pillowed and massive mafic metavolcanic flows outcrop on the east shore of Shabu Lake. A 400- to 500-foot thick marble unit (Pryslak 1974) which extends along the southeast shore of Shabu Lake is overlain to the east by fine-bedded, siliceous metasediments which are 200 feet thick (Pryslak 1974). The supracrustal rocks are part of the Cycle II metavolcanic sequence (Thurston 1986). The metasediments and metavolcanic rocks are intruded by porphyritic, biotite granodiorite of the Mainprize Lake granitoid comples.

Mineralization
The marble and siliceous metasediments host abundant disseminated and massive sulphide mineralization consisting of pyrite and pyrrhotite, with minor chalcopyrite, sphalerite and galena. Lenses of massive sulphides are up to 10 feet wide.

OWNERSHIP AND DEVELOPMENT

1966	A contiguous group of 79 mining claims was staked by Madsen Red Lake Gold Mines Ltd.
1967	Madsen Mines conducted linecutting, electromagnetic and magnetic surveys trenching, sampling and diamond drilled 10 holes totalling 3370 feet.
1969	C.C. Huston and Associates flew airborne electromagnetic, magnetic and radiometric surveys over the area.
1988	Canadian Eagle Exploration Inc. (formerly Shabu Gold Mines Ltd.) flew airborne electromagnetic, resistivity and magneti surveys over the area.

ECONOMIC FEATURES
Four drill holes completed by Madsen Red Lake Gold Mines Ltd. intersected narrow sections of anomalous gold mineralization in siliceous metasediments and marble hosting variable amounts of pyrrhotite and pyrite. Some of the drill intersections were:

Drill Hole No.	Intersection (ounce Au per ton)
5	0.04 across 4.1 feet
5	0.08 across 1.8 feet
6	0.08 across 5 feet
6	0.04 across 2.1 feet
7	0.04 across 5 feet
8	0.04 across 8 inches
9	0.04 across 1-foot
9	0.04 across 5 feet

Code	SB-4
Name	SHEERAN LAKE PROSPECT
Area	SHABU LAKE AREA
NTS	52N07SW
LOCATION
The Sheehan Lake prospect consists of 35 trenches located about 400 m due south of Sheehan Lake (local name) in the Shabu Lake area. Sheehan Lake is a small lake situated along the Shabumeni River and is approximately 6.6 km due west of Shabumeni Lake.

DESCRIPTION
Regional Structures	No major regional structures have been identified in the vicinity of the Sheehan Lake prospect.
Geology
The Sheehan Lake prospect is hosted by hornblende granodiorite of the Mainprize Lake granitoid complex. The occurrence is about 500 m due north of the contact between the granitoid rocks and a thick unit of fine-grained metasediments.  Pryslak (1974) located 35 trenches which range from 2 m to 36 m in length. The trenches occur at intervals of 9 m in a west-northwest direction for a strike length of 270 m.

Mineralization
Gold mineralization occurs within a sheared alteration zone consisting of silicified, carbonatized and variably pyritic, hornblende granodiorite. The alteration zone contains 10% to 20% iron carbonate, 2% to 8% disseminated pyrite (Prylak 1974) and minor galena and chalcopyrite.

OWNERSHIP AND DEVELOPMENT

1937	Prospectors Airways Ltd. staked 15 mining claims at Sheehan Lake and conducted trenching, stripping and 3500 feet of diamond drilling.
1969	Noranda Exploration Co. Ltd. conducted ground magnetic and electromagneticsurveys in the vicinity of the prospect.
1973	Staked by P. Henniston.
1982	Dome Exploration visited and sampled the property.
1984	Summit Red Lake Gold Mines Ltd. conducted ground magnetic and electromagnetic surveys and humus and lithogeochemical surveys.
1987	Shabu Gold Mines Ltd. conducted an electromagnetic survey and diamond drilled 23 holes totalling 10 437.7 feet.
1988	Canadian Eagle Exploration Inc. (formerly Shabu Gold Mines Ltd.) flew airborne magnetic, electromagnetic and resistivity surveys over the property.

ECONOMIC FEATURES

Diamond drilling conducted by Shabu Gold Mines Ltd. in 1987 intersected 0.078 ounce Au per ton across 24.8 feet, while 4 other narrow intersections assayed up to 0.06 ounce Au per ton (The Northern Miner, April 6, 1987, p. 7).  Numerous sections with high silver values such as, 1.83 ounces Ag per ton across 17.5 feet, were also intersected in drill core.

Six chip samples ranging in length from 1.2 m to 6 m were taken from the trenches by A.P. Pryslak (1974) and assayed between 0.01 and 0.07 ounce Au per ton.

Code	SB-2
Name	LEONARD LAKE OCCURRENCES
Map Area	SHABU LAKE AREA
NTS	52N/7 SW
LOCATION
The Leonard Lake occurrences consist of 5 separate showings situated in the immediate vicinity of Leonard Lake in the Shabu Lake area. The North showing is situated 805 m due north of Leonard Lake; the West showing occurs 1.7 km west of the lake; the East showing is situated 2 km due east of the lake; the Shore showing is located on the southwest shore of Leonard Lake; and the South showing is located 500 m southwest of the lake. Leonard Lake is situated immediately north of the Skinner Township boundary line.

Code	SK-1

Name	BATHURST MINE
Map area	SKINNER TOWNSHIP
NTS	52N07SW
LOCATION
The Bathurst Mine is located on leased mining claim KRL 321974 (formerly KRL 4758) which is part of a group of 12 contiguous leased claims situated between Bathurst and Car lakes in the northwest corner of Skinner Township. Numerous pits and trenches are located on several of the leased claims.

DESCRIPTION
Regional Structures	The Bathurst Mine property is situated within the contact strain aureole of the Trout Lake batholith in the east-northeast-trending Swain Lake deformation zone (Fyon and Lane 1986).
Geology
Mafic, massive and pillowed metavolcanic flows of the Cycle II sequence (Thurston 1985) are intruded by coarse-grained gabbroic and dioritic sills and dikes and by wide felsite dikes commonly striking between 090 and 110° and dipping 75° to the south. The Bathurst Mine is approximately 600 m east of the contact between mafic metavolcanic rocks and granitic rocks of the Trout Lake batholith.  Mafic, metavolcanic rocks commonly contain abundant green, fibrous, amphibole. The metavolcanic rocks are commonly foliated in a northerly direction, parallel to the contact of the Trout Lake batholith.

Mineralization
Mineralized quartz veins are hosted by numerous discrete, east- and east-southeast- trending shear zones in excess of 3 m wide. Shear and fracture zones commonly occur along the contacts of felsite dikes and also within the dikes.

The sheared wall rocks are chloritized and/or talcose and host calcite-filled extension veins. Wall rocks immediately adjacent to the quartz veins are commonly silicified. Alteration is confined to the shear zones.

Numerous trenches and pits have been sunk on 12 mineralized shear zones hosting fine-grained, white, sugary quartz veins and a few pale blue vitreous veins. The quartz veins contain minor amounts of disseminated pyrite associated with iron carbonate and chloritic wall rock fragments. Quartz veins may also contain sphalerite, chalcopyrite, galena, arsenopyrite, pyrrhotite and spectacular, coarse, visible gold. Sulphides are commonly concentrated within the quartz at quartz vein/wall rock contacts and are finely disseminated in the sheared wall rocks.

The quartz veins range between 2 and 9 feet in width with some strike lengths in excess of 1000 feet. Many of the quartz veins have been deformed and are folded and flat-lying (Bruce 1929; Fyon and O'Donnell 1986). The folded veins commonly have a shallow plunge to the southwest. The shaft was sunk on the No. l, 2, 3 and 4 veins on leased mining claim KRL 321974 (formerly KRL 4758). These veins were the most important on the property and contained the most abundant visible gold.

OWNERSHIP AND DEVELOPMENT
1926	Gold was discovered in wide quartz veins at Car and Bathurst lakes.
1927	Bathurst Mines Ltd. acquired 30 contiguous mining claims consisting of the Bathurst, Price-Logan, and Daipre-Cobourn properties; trenching, stripping and sampling delineated 7 gold-bearing zones.
1928	A two-compartment shaft was sunk to a depth of 223 feet on mining claim KRL 4758 and a level was started at 200 feet.
1929
The shaft was deepened to 300 feet with levels at 200 and 300 feet; 1109 feet of crosscutting and 2046 feet of drifting was completed; a mill was installed and produced 149.06 ounces of gold and 50 ounces of silver for a total value of S3107 (Rogers and Young 1930), a different production figure of 160 ounces of gold was also reported for the same year (Harding 1936); the mine was closed by the end of the year.

1932	The mine was reopened and a production of S1500 (Sinclair et al. 1934) was recorded by the end of the year when the mine was closed once more.
1934
The shaft was deepened to 420 feet and the mine was reported to have produced 74.51 ounces of gold and 6 ounces of silver from 130 tons of ore (Bathurst Mines Ltd., assessment files, Resident Geologist's office, Red Lake).

1935	Erie Canadian Gold Mines Ltd. optioned the property and conducted extensive surface work.
1936
Car Lake Syndicate commenced underground operations and completed 30 feet of crosscutting, 131 feet of drifting and 52 feet of raising on the 200-foot level; the mine produced 84 ounces of gold and 36 ounces of silver from 432 tons of ore (Bathurst Mines Ltd., assessment files, Resident Geologist's office, Red Lake; Sinclair et al. 1938), however, conflicting production figures of 76.92 ounces of gold and 28 ounces of silver produced from 307 tons of ore (Young 1938); and 120 ounces of gold produced from 320 tons of ore (Sinclair et al. 1939) are also reported for the same year.

1937	Gleemar Gold Mines Ltd. resumed underground operations and completed 200 feet of drifting and 100 feet of crosscutting on the 300-foot level.
1958	Bathurst Selective Mines Securities Ltd. conducted prospecting, stripping, trenching and sampling on the property.
1963-1964	Bathurst Selective Mines Securities Ltd. diamond drilled 6 holes totalling 727 feet on mining claims KRL 50904 and 50907 and conducted a considerable amount of trenching.
1966	Ground magnetic and electromagnetic surveys were conducted by Cana Exploration Consultants Ltd. for G. Jones.
1967	Victoria Algoma Mineral Co. Ltd. completed l diamond drill hole to a depth of 901 feet on mining claim KRL 50907.
1969	Kendon Copper Mines Ltd. diamond drilled 10 holes totalling 2508 feet on mining claims KRL 62528 and 62529.
1972-1973
The property was staked by a group of prospectors from Ear Falls and optioned to All Canadian Mining and Exploration Co. who conducted geological mapping and diamond drilled 7 holes totalling 587 feet on mining claims KRL 321974 and 368355; extensive trenching was also completed on the property.

1975-1977	Stripping and trenching was conducted by A. Bertram and G. Alcock.
1979-1980	St. Mary's Explorations Ltd. acquired a 70% interest in the Bathurst property; the company diamond drilled 2 holes totalling 303.9 feet on mining claim KRL 321974.
1983	Twelve mining claims encompassing the Bathurst property were brought to lease.
1986
B. Cronley conducted stripping and trenching on 3 claims, KRL 828013, 828014 and 828016.  The claims were situated along the southeast shore of Bathurst Lake and were tied-on to the southwest end of the group of leased claims which encompasses the Bathurst Mine property.

1986-1987
Eastmont Gold Mines Ltd. conducted stripping, trenching, sampling, geological mapping, ground magnetic and electromagnetic surveys on the 12 leased claims of the Bathurst property and on adjacent mining claims; the company conducted diamond drilling on the leased claims in 1987, but results were not reported.

ECONOMIC FEATURES
Production
The Bathurst Mine produced approximately 307.57 ounces of gold and 92 ounces of silver (Rogers and Young 1930; Harding 1936; Sinclair et al. 1934, 1938, 1939; Young 1938; Bathurst Mines Ltd., assessment files, Resident Geologist's office, Red Lake). Reserves at the mine have been reported to be 80 000 tons grading 0.578 ounce Au per ton (Energy, Mines and Resources 1989).

No. 2 Vein	Grab samples from the various quartz veins on the Bathurst property have assayed greater than 4.0 ounces Au per ton.
Diamond drilling on the No. 2 Vein by All Canadian Mining and Exploration Co. intersected 0.87 ounce Au per ton across 5 feet.
An underground chip sample from the No. 2 Vein taken by Erie Canadian Mining Ltd. assayed 0.54 ounce Au per ton across 4.72 feet.
No. 3 Vein	Chip samples taken by Erie Canadian Mines Ltd. during surface sampling of the No. 3 Vein gave an average assay of 1.5 ounces Au per ton across 2 feet for a length of 165 feet.
No. 3 Vein	Assays of samples taken from the No. 3 Vein on the 200-foot level of the mine averaged 0.52 ounce Au per ton across 3.5 feet for a length of 180 feet.
No. 4 Vein
Grab samples taken by B.T. Atkinson from the No. 4 Vein analyzed 1720 and 7230 ppb Au; while samples from the No. 5 and No. 7 veins analyzed 3920 ppb Au and 735 ppb Au, respectively (Geoscience Laboratories Section, Ontario Geological Survey, Toronto). Visible gold was noted in a number of veins. A quartz vein known as the "Golden Sidewalk" has produced some spectacular specimens of native gold.

KRL 828013	Seven grab samples taken by B.T. Atkinson from trenches sunk by B. Cronley on claim KRL 828013 analyzed 1220 ppb Au and 2.27o MoS2 ; and 20, 6, 7, 5 and 4 ppb Au.
Code	SK-2
Name	DUNKIN PROSPECT
Map area	SKINNER TOWNSHIP
NTS	52N02SW
LOCATION
The Dunkin prospect consists of a shaft and several separate gold showings, known as the No. l, No. 2, No. 2a, No. 2b, Vihonen (No. 3), Tie-Line and Harbour showings. The gold showings are situated along the north shore of the northwest arm of Narrow Lake in the southeast corner of Skinner Township.

DESCRIPTION
Regional Structures:	The Dunkin prospect is situated within the west- to northwest-trending Narrow Lake deformation zone (Fyon and Lane 1986; Fyon and O'Donnell 1986).
Geology
Massive, mafic, pillowed and variolitic metavolcanic flows of the Cycle II sequence (Thurston 1985) are intruded by fine- to medium-grained, magnetite-bearing gabbroic sills and minor feldspar porphyry dikes. The Dunkin prospect is approximately 3.6 km east of the contact between mafic metavolcanic rocks and granitic rocks of the Trout Lake batholith.

The majority of gold-bearing quartz veins at the Dunkin prospect are hosted by numerous narrow, discrete, shear zones trending between 050 and 110 and commonly dipping 70 to 80 north. Shear zones at the No. 2 and Vihonen (No. 3) showings dip between 15 and 30 to the northwest.

Host rocks consist of variably sheared and altered mafic metavolcanic flows and/or magnetite-bearing, medium-grained gabbro. Sheared wall rocks are chloritized, carbonatized and weakly sericitized.
Mineralization	Quartz veins at the Dunkin prospect commonly consist of massive, milky-white quartz containing minor amounts of disseminated pyrite, chlorite, iron carbonate and visible gold.

Minor amounts of disseminated pyrite, arsenopyrite, pyrrhotite, chalcopyrite and bornite occur in the quartz veins at the Harbour showing. Sheared wall rocks commonly contain variable amounts of disseminated pyrite, pyrrhotite and chalcopyrite.

Quartz veins are generally less than 3 feet wide with strike lengths up to 290 feet. Exceptions are the quartz vein at the Dunkin shaft which varies in width from 3 to 14 feet and contains sections of vuggy, blue quartz (Greig 1928); and the Tie-Line showing which consists of several narrow quartz-carbonate veinlets within a wide shear zone.

Quartz veins at the Harbour showing are weakly to moderately boudinaged and one vein is intruded by a 2- to 3-foot wide lamprophyre dike.
OWNERSHIP AND DEVELOPMENT
1926	T. Dunkin discovered gold on Narrow Lake and conducted some trenching; he staked 13 mining claims, KRL 4428 to 4430, 4433 to 4438, 4447 to 4449 and 4926.
1927	Dunkin Gold Mines Ltd. acquired the property and completed a considerable amount of trenching, stripping and sampling.
1928	Dunkin Gold Mines Ltd. sunk a three-compartment shaft to a depth of 50 feet on mining claim KRL 4434 and a headframe was erected.
1929
Dunkin Gold Mines Ltd. deepened the shaft to 271 feet with levels at 125 and 250 feet; 56 feet of crosscutting was completed on the 125-foot level and 423 feet of crosscutting and 227 feet of drifting was completed on the 250-foot level; the property was closed at the end of the year.

1935	The property was sampled by P.J. Shanton for Sylvanite Gold Mines Ltd.
1936	Connetricia Gold Mines Ltd. acquired the Dunkin property and conducted surface sampling and diamond drilled 2 holes targeted on the No. l and No. 2 veins.
1969	C. C. Huston and Associates conducted airborne magnetic and electromagnetic surveys over the property.
1972	Staked by D.F. Parrott.
1974-1975
B. Vihonen and J.S. Waldie staked a contiguous group of 33 mining claims on the Dunkin property in 1974; the claims encompassed the Dunkin shaft, the No. 2, No. 2a, No. 2b and No. 3 gold showings; Northmark Gold Mines Ltd. conducted prospecting, trenching, stripping and ground magnetic and electromagnetic surveys on the property and diamond drilled 9 holes totalling 797.2 feet.

1980	Moss Resources Ltd. acquired a contiguous group of 4 claims encompassing the Vihonen or No. 3 gold showing; the company conducted ground magnetic and electromagnetic surveys on the claims.
1984
Duration Mines Ltd. and Wilshire Energy Resources Inc. acquired a contiguous group of 4 claims immediately east of the shaft at the Dunkin property; Duration Mines Ltd. conducted geological mapping, ground magnetic and electromagnetic surveys on the claims.

1986	W. McNerney staked 2 claims on the Dunkin shaft area.
1987
Canadian Patricia Exploration Ltd. acquired 36 mining claims in the vicinity of the Dunkin prospect; the claims encompass the Vihonen (No. 3) showing, Harbour, Tie-Line and No. 2b gold showings; the company conducted ground magnetic and electromagnetic surveys, soil and lithogeochemical surveys, geological mapping and power stripping.

1987-1988
Golden Hat Resources Inc. acquired a contiguous group of 6 mining claims, which encompassed the shaft at the Dunkin prospect and the No. 2 and No. 2a gold showings; the company diamond drilled 5 holes totalling 621 feet.

1988	Canadian Patricia Exploration Ltd. conducted detailed mapping, lithogeochemical sampling, trenching, stripping and prospecting.
1989	Canadian Patricia Exploration Ltd. diamond drilled 10 holes totalling 5350 feet on their portion of the Dunkin prospect, the holes were drilled in the vicinity of the Vihonen and No. 2b showings.
1990	W. McNerney staked 2 claims covering the Dunkin shaft area.

ECONOMIC FEATURES
Dunkin shaft
A grab sample taken by W.W. Valliant from the quartz vein at the Dunkin shaft assayed 0.405 ounce Au per ton and 0.42 ounce Ag per ton (Geoscience Laboratories Section, Ontario Geological Survey, Toronto).

Vihonen or No.3
Two chip samples taken by W.W. Valliant from the quartz veins at the Vihonen or No.3 showing assayed 0.74 ounce Au per ton and 0.08 ounce Ag per ton across 3.5 inches; and 0.7 ounce Au per ton and 0.06 ounce Ag per ton across 3.5 inches (Geoscience Laboratories Section, Ontario Geological Survey, Toronto).

A grab sample taken by A.P. Pryslak from a 7 inch wide quartz vein at the Vihonen showing assayed 0.56 ounce Au per ton (Pryslak 1975).
Grab samples taken from the Vihonen showing by Canadian Patricia Exploration Ltd. have assayed 1.83, 0.332, 0.67,1.602 and 2.33 ounces Au per ton.

B. Vihonen obtained a drill hole intersection of 2.58 ounces Au per ton, 1.73 ounces Ag per ton and 2.24% Cu across 1.8 feet from a hole targeted on the quartz vein at the Vihonen or No. 3 showing (Pryslak 1975). Samples taken from the No. 2 showing by Northmark Gold Mines Ltd. assayed as high as 0.56 ounce Au per ton, 1.27 ounces Ag per ton, and 1.3% Cu.

Dunkin No. 2
A report by B. Vihonen for Northmark states the following: "A hole was drilled under the Dunkin No. 2 showing in order to obtain an unoxidized section of the shearing. This hole cut the shear from 8.7 feet to 13.3 feet and assayed a respectable 156.0 ounces Au per ton, 2.0 ounces Ag per ton and 2%Cu across 4.6 feet."

No. 2 vein	Two chip samples taken across the No. 2 vein by Connetricia Gold Mines Ltd. assayed 0.67 ounce Au per ton across 46 inches and 0.19 ounce Au per ton across 84 inches.
No. 2 vein	Northmark Gold Mines Ltd. obtained a drill hole intersection of 0.87 ounce Au per ton, 0.76 ounce Ag per ton and 1.48% Cu across 4.8 feet from a hole targeted on the No. 2 vein.
Tie-Line showing
Channel samples taken at the Tie-Line showing by Canadian Patricia Exploration Ltd. analyzed 685 ppb Au across 3 feet and 590 ppb Au across 1.5 feet. Samples taken from quartz veins at the Harbour showings analyzed as high as 1750 ppb Au.

Code	SK-3
Name	NORAMCO EXPLORATIONS INC., SKINNER TOWNSHIP OCCURRENCES
Map area	SKINNER TOWNSHIP
NTS	52N02NW and 52N07SW
LOCATION	The Noramco gold occurrences consist of 2 separate mineralized zones located in the northwest corner of Skinner Township.
Lac Mousseau	The Lac Mousseau zone, on mining claims KRL 954808 and 954847, is situated approximately 200 m northeast of Mousseau Lake.
Ruff Lake	The Ruff Lake zone is situated on mining claims KRL 954857 and 954861, about 600 m west of Mosier Lake.
DESCRIPTION
Regional Structures	The Noramco occurrences are situated within the east-northeast-trending Swain Lake deformation zone (Fyon and Lane 1986; Fyon and O'Donnell 1986).
Geology	Intermediate pyroclastic rocks are intercalated with mafic metavolcanic flows and minor metasediments of the Cycle II sequence (Thurston 1985). The metavolcanic rocks are intruded by gabbro dikes.
Ruff Lake
At the Ruff Lake zone, west of Mosier Lake, narrow northeast-trending mineralized shear zones are hosted by intermediate to felsic tuff. Wall rocks are strongly sheared and variably sericitized, carbonatized, biotitized, tourmalinitized and silicified.

Lac Mousseau
At the Lac Mousseau zone, east-trending stratabound sulphide mineralization occurs amongst mafic metavolcanic flows and intermediate pyroclastic rocks. A narrow northeast-trending shear zone intersects the sulphide mineralization. Host rocks are sericitized and contain minor amounts of tourmaline.

Mineralization
Ruff Lake
Gold mineralization at the Ruff Lake zone occurs within sheared intermediate pyroclastic rocks hosting minor quartz veins. The sheared wall rocks host disseminated arsenopyrite with minor galena. Quartz veins within the shear zone contain minor amounts of visible gold.

Lac Mousseau
At the Lac Mousseau zone, gold is associated with stratabound, disseminated to semi-massive sulphide mineralization consisting of pyrite, chalcopyrite and pyrrhotite. A northeast-trending shear zone which intersects the sulphide mineralization hosts disseminated arsenopyrite and minor quartz veins.

OWNERSHIP AND DEVELOPMENT
1927	Belle Isle Mining Co. held mining claims in the vicinity of Mousseau Lake.
1928	Stripping was conducted on mining claims west of Mosier Lake.
1970	Selco Exploration Company Ltd. diamond drilled 3 holes totalling 1109.5 feet in the vicinity of the Lac Mousseau zone.
1987
Noramco Explorations Inc. conducted airborne and ground magnetic and electromagnetic surveys over the property as well as an induced polarization survey, prospecting, stripping, trenching, sampling and geological mapping.

1988
Noramco Explorations Inc. conducted airborne and ground magnetic and electromagnetic surveys over the property as well as an induced polarization survey and geological mapping; the company diamond drilled 2 holes totalling 509 m at the Ruff Lake zone and 4 holes totalling 662.1 m at the Lac Mousseau zone.

ECONOMIC FEATURES
Ruff Lake	A grab sample taken by Noramco Explorations Inc. from a quartz vein at the Ruff Lake zone assayed 1.14 ounces Au per ton.
A diamond drill hole targeted on the Ruff Lake zone by Noramco intersected 160 ppb Au and 210 ppb Au across l m intervals within a silicified tuff.
Lac Mousseau	Holes drilled by Noramco on the Lac Mousseau zone intersected 0.034 and 0.043 ounce Au per ton across 1.5 m intervals in one hole, and 0.042 ounce Au per ton across 1.5 m in a second hole.
Code	SK-4
Name	PRICE-LOGAN OCCURRENCE
Township	SKINNER TOWNSHIP
NTS	52N07SW
LOCATION	The Price-Logan occurrence is located near the northeast shore of Car Lake in the northwest corner of Skinner Township.

The occurrence is presently encompassed by 4 patented mining claims KRL 10869, 10870, 10871, and 10872 (formerly KRL 4743, 4742, 4693 and 4694) which adjoin the Bathurst Mine property situated west of Car Lake. The trenches and pits at the occurrence are situated at the northeast corner of patented mining claim KRL 10891 (formerly KRL 4693).

DESCRIPTION
Regional Structures	The Price-Logan occurrence is situated within the east-northeast-trending Swain Lake deformation zone (Fyon and Lane 1986).
Geology
Mafic, massive and pillowed metavolcanic flows of the Cycle II sequence (Thurston 1985) are intruded by coarse-grained gabbroic sills and by felsite dikes. Stratigraphy is north-trending and east-facing in the vicinity of the property.

The Price-Logan occurrence is approximately 1.6 km east of the contact between mafic metavolcanic rocks and granitic rocks of the Trout Lake batholith.

A 5 m wide shear zone striking 075 and dipping steeply to the north hosts gold mineralization at the Price-Logan occurrence. Mafic metavolcanic wall rocks within the shear zone are fissile, chloritized and talcose. Some wall rocks adjacent to the quartz veins have been silicified. The shear zone extends along the contact of a wide, sericitized, quartz porphyry dike.

Mineralization
Large pits and trenches have been sunk along a 1.5 m wide quartz-carbonate stringer zone within the shear zone. The discontinuous quartz-carbonate stringers are less than 20 cm wide and pinch and swell along strike. The quartz stringers contain minor amounts of disseminated pyrite, galena and fine visible gold. Sulphides are also disseminated amongst the sheared and altered wall rocks.

OWNERSHIP AND DEVELOPMENT
1926	Gold was discovered at Car Lake.
1927	The Price-Logan group of claims was acquired by Bathurst Mines Ltd.
1937	A portion of the Price-Logan group of claims was acquired by Gleemar Gold Mines Ltd.
1972	Reported to be held by Exdeco Ltd.

ECONOMIC FEATURES
Six grab samples taken B.T. Atkinson from the trenches at the Price-Logan occurrence analyzed 660 ppb Au, 4820 ppb Au, 7430 ppb Au, 26 ppb Au, 45 ppb Au, and 0.54 ounce Au per ton (Geoscience Laboratories Section, Ontario Geological Survey, Toronto).

Sol D’Or Mine Option Agreement

Location and Logistics

Each of the properties is located in the Red Lake area of Northwestern Ontario, Canada, in the Patricia administrative district, NTS Mapsheet 52N, the property is centred near 51° 16' 35" N; 92° 31' 33" W.  A location map is appended to this document.

Green Airways’ Poplar Grove fishing camp situated near the western end of Birch Lake, and lying ~100 km ENE of Red Lake.  The Sol d’Or Property can be reached by traveling 7½ km S by boat to the South Bay of Birch Lake and over a short portage to Grace Lake and a further 4 km to the Sol d’Or site.

Gawley’s Little Beaver has a cabin on Grace Lake about 4 km east of the Sol d’Or area. Doug Gawley (807-222-333) indicates that the cabin was available August 25 to 28 and September 6 onward. The property lies 48 miles NNE of Kabeelo’s where room and board are available for $90 / day.  Work needs to be scheduled to minimize conflict with their tourist business.

Title and Ownership

The properties are all unpatented mining claims in good standing with the Ontario Ministry of Northern Development, Mines and Foresty (MNDMF) registered to Perry English.  Perry English has granted an option to Big Bear Mining which requires cash and stock payments, the terms of which are set out in the section entitled “Business”.  In order to maintain ownership of the property Big Bear must maintain the option agreement in good standing and meet the work requirements of the MNDMF which are annual requirements calculated on the property size.  On an annual basis the MNDMF requires eligible work to be carried out on the property with a cash value of $41,200.

History

Company Year	Reference(s)	Description of Work
T.W. Bathurst Syndicate 1927
The original Sol D'Or claims were staked in 1927 for the T.W. Bathurst Syndicate. They were then taken over by the newly organized Rainbow Lake Gold Mining Company Limited in 1927, renamed Rainbow Lake Gold Mines Limited in 1932.  A camp was erected and development of the mine site consisted of a small shaft 10.4 m deep.  The claims lapsed.

Earl McDougall, 1932		Restaked property

Company Year	Reference(s)	Description of Work
T.W. Bathurst 1932-1933		Leased property from McDougall. A 3-ton Jack Nutt mill was installed Over the 1932 – 1933 winter 100 tons of were treated and $l,500 worth of gold was shipped to the mint in Ottawa.
Sol d'Or Gold Mines Limited 1935
Acquired property.  Installed a 5 ton Straub Mill with amalgamation plates and concentrating table.  Mining operations were almost exclusively confined to the open-cut veins.

By July, 1935, ~400 tons of ore were milled yielding $7,500 worth of gold.

Klatt (2002) estimated that the averaged mined grade was 1.11 ounce gold per ton.

During this period a 164 foot deep, 3 compartment shaft and 1000 feet of lateral work were completed [mainly] on the 150’ level.

Midco Minerals Limited 1941	Tilsley, 1986 52N08SE0026	Held property. No work mentioned.
Selco 1969		South Bay Mine, Dent Township discovered.
Cyril Williams 1969
Cyril Williams held 5 claims covering a portion of the southern part of the Sol D'Or claim block, discovering the Williams Occurrence comprising an auriferous quartz vein in medium grained, carbonized gabbro (Parker, J.R. and Atkinson, B.T, 1992).  Johns (1979) reported 0.27 opt Au from a grab sample quartz taken from a deep water filled pit.

Long Lac Mineral Expl. 1969	Firth 1969 52N08SE0056	Broad airborne magnetic and radiometric survey, flown on east-west lines, included the Sol D'Or area in NE corner.
Rhonda Copper ML 1974	Ogden 1976 52N07SE0047	IP survey over claims including the Sol d'Or mine area outlined two east-west trending anomalous zones. Additional IP in 1975. Geological mapping (1974) and 5 ddh (?)
Harry Shlesinger 1980	Shlesinger, 1980	Completed 18 holes; two near the Sol d'Or mine and 16 around the Cyril Williams gold showing ~1 km W of the Sol D'Or mine. One hole cut a sediment hosted pyrite (~3%) horizon.
Rand Hodgson	Hodgson 1985 52N08SW0053	Geology SE shore of Grace Lake opposite Sol d’Or.
Parflo Mines & Energy Corp 1986	Tilsley, 1986 52N08SE0026	Humus geochemical survey, geological mapping, VLF-EM, and magnetic surveys over the Sol D'Or property.
Kidd Creek ML / Falconbridge 1987-1989	Bosowec, 1987, Falconbridge, 1988, Hodges & Lutz, 1989
Drilled hole HO-1 and HO-2 ~40 m apart testing a conductor located near the center of the Sol D'Or property.  HO-1 cut ≤55% pyrite and pyrrhotite in intermediate to felsic tuff and lapilli tuff.  HO-2 cut two pyrite-pyrrhotite zones (l – 5% combined) hosted in intermediate agglomerate and lapilli tuff/agglomerate. Geological mapping, rock and soil geochemistry (Cu, Zn, Au) also completed.

Maple Minerals 1996	Patrie, 1996 52N07SE0013	Linecutting and an IP survey over the Sol D'Or property defining a chargeability anomaly along the southern part of the property and extending into Grace Lake.
Perry English 2001	Klatt, 2003	Staked and subsequently optioned the property to Red Lake Resources.
Fronteer Development 2002	Klatt, 2003 52N08SW2002	Dighem AEM & AMag Soil & MMI geochem Sampling Diamond drilling

Present state of Property

The property is presently vacant exploration ground with no known reserves or resources. The registrant proposes a program of reconnaissance prospecting and sampling of the historical showings and trenches.  If successful the next phase would include further stripping/trenching, detailed sampling/prospecting, linecutting and ground geophysics.

Potential economic Significance

"This group of claims is situated in the western part of Grace Lake. The rocks are basalts, acidic tuffs, and a small body of diorite. Seven veins were examined; six lie in the central and northern part of claim KRL10790, and the last in the northeast corner of KRL10788.

No. l vein strikes N80°E, and dips 67°N. It is exposed continuously for 300 feet [90m], varies in width from 5 to 18 inches [13 to 46 cm], and is composed of a moderately coarse-grained, glassy, light grey quartz cemented by a finer quartz and siderite. In narrow sections considerable orthoclase occurs. A trace of gold was found.

No. 2 veins (sic) is about 400 feet [120m] long and lies 55 feet north of No. l and approximately parallels it, dipping 60 N. It cuts a small, dark grey diorite dike.

No. 3 vein is about 1000 feet [300m] long, strikes N70°E, and dips 45°N. At the west end it consists of a number of stringers about 2 inches [5cm] wide, which appear to be barren, but contain a small amount of tourmaline. A few chains east the vein is about 2 feet [0.6m] wide and follows the south or foot wall of a dioritic sill. The vein contains inclusions of the diorite, which, in turn, contains inclusions of the rhyolitic wall rock. A pit shows the vein to be about a foot [0.3m] wide in the diorite, which is about 6 feet [1.8m] wide. The cribbing obscures a deformation zone in which the east portion of the vein is offset 4 feet [1.2m] north. Several irregular quartz stringers occur in this zone and unite immediately to form the easterly continuation of the vein. The vein carries some fine pyrite as does the diorite hanging wall. In this section the J the vein is exposed almost continuously for a distance of 150 feet [45.7m].  Farther east it becomes a series of small stringers and also a vein breccia.

Vein Nos. 4, 5, and 6 are quite small and have been exposed for a length of only a few feet.

Vein No. 7 has been tested by several trenches and three pits over a length of 800 feet [240m]. At the west end of this vein is a rusty, carbonated silicified zone in chlorite schist, striking about S25°E and dipping about 80°S. The central part of the zone is a silicified yellowish" schist, slightly mineralized with fine pyrite and arsenopyrite. Two chains east, siderite stringers in schist are cut by minute quartz veinlets carrying pyrite. At the east end, a pit 20 feet [6m] deep shows at the bottom a shear zone 2 feet [0.6m] wide in a carbonated and silicified yellowish grey schist. Traces of chalcopyrite, pyrite, and arsenopyrite occur, and gold is reported from the pit. A 2½ foot [0.67m] chip sample taken from the bottom assayed one-tenth of an ounce gold."

Stevens Lake Option Agreement - Central/Goodall Claims

Location and Access

The property lies to the west and north of Woman Lake (figure 1).  The reported showings lie around Stevens Lake, a small lake situated a kilometre east of Woman Lake (figure 2).

Logging roads, extending northwards from the old South Bay Mine site, lie within two kilometres of the east property boundary, however, several small lakes and connecting creeks complicate access from this direction.   Logging roads along the west side Woman Lake (Joyce and Spud roads) reach within 500 m of Shanty Bay on the SW side of the lake.  This option requires a 50 km drive, half kilometre walk to the lake and a further 10 km up the lake to the property.

Kabeelo’s lodge (807-222-3246), lying ~20 km to southsouthwest on the westernmost tip of Confederation Lake, offers Beaver charters and accommodation, including meals.  Docking may be problematic if there are significant southwesterly or westerly winds.  Alternatively a boat and motor can be rented from Woman River Camp, a 10 km drive west of Kabeelo’s, (Paul & Debbie; Info@WomanRiver.com, Phone 807-221-6570 (party line) or cell 807-221-6570 (leave a message)).  Estimated travel time is about 45 minutes.  Numerous beaver slides on the east shore of Woman Lake opposite the showings provide convenient landing spots.

Cover comprises first growth black spruce with thick moss under cover with local areas of blow-down.  Old stumps and occasional plastic pipe indicate areas of historic exploration activity which are obscured by second growth.  Three of four showing areas sought were located with little difficulty, however, only one “shear” was located due to a thick moss cover.

Description of title

The properties are all unpatented mining claims in good standing with the Ontario Ministry of Northern Development, Mines and Foresty (MNDMF) registered to Perry English.  Perry English has granted an option to Big Bear Mining which requires cash and stock payments, the terms of which are set out in the section entitled “Business”. In order to maintain ownership of the property we must maintain the option agreement in good standing and meet the work requirements of the MNDMF which are annual requirements calculated on the property size.  On an annual basis the MNDMF requires eligible work to be carried out on the property with a cash value of $9,600.

History

Holder Year	Reference(s)	Summary
Hurley Claims 1935	2.3754 OGS P1216
Earliest recorded exploration the Hurley Claims which include the current Goodall Property.

Gold-bearing quartz veins and shears were found in the vicinity of Stevens and MacDonald Lakes. Visible gold and panned colours was noted in many cases. No assays reported.

Ben Rouillard 1939	2.3754 OGS P1216
Trenching and sampling of mineralized quartz veins and shears between MacDonald and Washagomis Lakes [to the east of the current property]. Visible gold was reported in all trenches.

Work focused on the "Kelly Vein", a shear zone, hosted quartz vein near a diorite-metavolcanic contact which was traced for 4,000’.

Gold assays to 1.86 oz. gold per ton were reported.

Holder Year	Reference(s)	Summary
Andy Hagar 1958	Private Files1
Mr. Hagar collected 12 mineralized rock samples from trenches and pits on the property.

J. L. Morton (Madsen RL GML) reported:

•0.23 and 0.17 oz/T Au in two pyrite and arsenopyrite-bearing of dark sheared rock samples of assayed. gold per ton. Another sample rich in returned

•5.14 oz/T Au from a sample containing sphalerite and chalcopyrite.

The remaining samples returned assays ranging nil to 0.12 oz. gold per ton.

The showings are situated on current claims 509733 to 509734.

Madsen Red Lake Gold Mines Ltd 1958-1961	2.3754 Norton's Report
16 trenches or pits sunk on a “series of shears” over an 800’ strike length.

This company carried out some sampling of trenches/pits as well as limited diamond drilling on claims KRL 509733, 734.

Quartz veins up to 2 ft. thick were reportedly hosted by rhyolite or silicified metavolcanics. Arsenopyrite and pyrite are ubiquitous to the quartz.

Twenty-three samples were collected of which 80% assayed on average 0.03 oz. gold per ton. The best chip-channel sample assayed 0.08 oz. gold per ton over 5.8 ft. (Pit. J). A grab sample of dump material near Pit D returned 0.15 oz. gold per ton.

A 178-foot diamond drill hole in the area intersected 15 ft. of 0.046 oz. gold per ton. (Hole 1959-1). 8.

Madsen Red Lake Mines also sampled a 6-foot wide shear zone in a trench on Claim KRL509737. Assays of 1.00 to 1.84 oz.

gold per ton over narrow vein widths (2") and host rock (andesite) assays of 0.01 to 0.06 oz. gold per ton over widths of up to 0.8 ft. were reported.

Lionel Dion 1959	DDH 10 OGS P1216
3 DDH (480’); two located ~400 m. NE of Stevens Lake, the third NW of MacDonald Lake.

The holes were drilled to test shears-quartz vein zones.

Hole 2 intersected 9 ft. of sheared dacite mineralized with disseminated pyrite and arsenopyrite. In the same hole a 4-foot quartz-carbonate (vein) zone containing pyrite and arsenopyrite is reportedly hosted by rhyolite.

Falconbridge Nickel Limited 1969	63.2789, OGS P1216	A fixed wing AEM survey over the W½ of the property detected four low order EM-conductors; two attributed to the abandoned power line. Two in the NW reflect a gabbro-metavolcanic contact.
Falconbridge Nickel Limited 1971	2.406 OGS P.1216
Ground magnetics and Afmag-Aflec EM detected three conductors to the NW attributing them to:

1) graphitic argillite containing disseminated magnetite and/or pyrrhotite and

2) shear zones within magnetite-bearing andesite.

Minorex Limited 1980	2.3754	Mapping, resampling of trenches and pits, VLF-EM and mag surveys and diamond drilling on the entire current Goodall Property. Six gold-bearing shear zones were mapped in some detail.
Minorex Limited 1981	2.4674 2.4336 2.4176
Mapping and VLF extended over newly staked claims, and additional diamond drilling.

Seven diamond drill holes (1,028’) various gold zones on the Hagar Option.

Hole 6 (Zone 1) intersected 12.1 ft. of brecciated and carbonatized andesite, dacite which contained scattered quartz veining and 2 to 5% pyrite, arsenopyrite. The following assays were reported.

Inlet Resources Ltd. 1987-88	52N07SE9868	Related companies Inlet Resources , Western Pacific Energy and Noramco held a large property centred on Swain lake whose southern tip included the western part of the current property.

__________________
1 Morton, J.L. 1958 Report on Geological Examination on claims 41889 and 41891, Goodall Township "made available to Willoughby by Andy Hagar in February, 1987.

Present condition

The property is presently vacant exploration ground with no known reserves or resources.  The registrant proposes a program of reconnaissance prospecting and sampling of the historical showings and trenches.  If successful the next phase would include further stripping/trenching, detailed sampling/prospecting, linecutting and ground geophysics.

Existing or potential economic significance

ZONE 1 (on Claims KRL 509733, 34 and KRL 526683)

This zone has been exposed over a length of 3,800 feet by 16 trenches. In 1958, Madsen Red Lake GML drilled one hole under “Trenches A-D”, totalling 178 feet cutting the shear zone 60 feet below surface (0.046 oz/T Au over 15 feet). Between trenches A to K, the trend of the shear changes from an E-W strike west of trench D to N75°E between trench D-J and finally to N60°E east of trench J. The dip remains nearly vertical.

The shear is generally well silicified and locally, as in pit H and G, a silicified-feldspar zone reaches 13 feet wide and in pit J, the quartz-ankerite vein is six feet wide. Arsenopyrite and pyrite mineralization occurs throughout the shear, especially in the sheared andesite near the quartz veins or silicified sections. Arsenopyrite needles measuring 2 cm are present in pit L, 200 feet east of pit K.

Gold is found in all trenches but its grade is generally low (less than 0.05 oz/T). The highest gold values obtained seem to be closely related to the points of inflexion, that is, where the shear changes in direction, as in the vicinity of trenches D-E and of trench J. Three ore shoots, of unknown width and length are observed from surface sampling.

These are:

i) Trenches A and B area, over a 30 foot long (open to the west) and a possible width of at least six feet.

ii) Trenches D and E area, 75 feet east of (i), has a possible length of 60 feet and 15 feet breath. Hole 59-1 (Madsen, 19) cut 0.046 oz/T Au. over 15 feet.

iii) Trenches J and L area, of unknown extent but with a minimum width of six feet.

Five short diamond drill holes (G-80-1 to 5; 761’) were completed over a 1,300-foot strike length.

•	Hole G-80-1 intersected a 30 foot silicified shear (103 to 134 feet) zone which returned a 15 foot section at 0.06 oz/T Au.

•	Holes G-80-2, 3 and 4 intersected the shear zone, but with no or only low values and narrow sections of gold bearing rock.

•
Hole G-80-5 intersected a carbonated shear zone from 91 to 109 feet with up to 201 sulphides (pyrite and minor arsenopyrite). This zone assayed only trace of gold. A section, from 135 to 201 feet is characterized by narrow shear zones and quartz-carbonate veins with minor pyrite. A 22 inch section returned .05 oz/T Au at 159 feet.

The results obtained from these five holes give only an objective comprehension of the gold occurrences in this zone, which seems to be controlled by the degree of silicification and of sulphide content.

ZONE 2 (On common boundary of Claim KRL 509733-34)

This zone is only exposed in two trenches covering an area of approximately 50 feet. It is located 500 feet north of Zone 1 and is very similar in nature.

The shear zone is three feet wide and is almost completely replaced by a quartz-ankerite vein. The host rock is a coarse grained andesite with 3-5% pyrite and minor pyrrhotite, chalcopyrite, sphalerite and galena.

Interesting gold and silver values have been obtained from two grab samples.

ZONE 3 (On Claim KRL 509737)

This zone is exposed at two localities by trenches for a strike length of 1,000 feet. The shear varies in strike from N62° to 72°E and dips from 70 to 85°N. The zone consists of schistose, friable, fine grained andesite and spherulitic andesite with several quartz-ankerite veins varying from l inch to over one foot wide.

Hole 59-7 of Madsen was drilled to test this vein at a depth of 25 feet below surface. J.L. Morton (Madsen Red Lake GML) reported that a six-foot wide shear zone was exposed in the trench. Quartz veining on the shear contact assayed from 1.00 to 1.84 oz/T Au over approximately 2 inches while the sheared andesite assayed 0.01 oz/T Au. The best values obtained in hole 59-7 was 0.06 oz/T Au over 9 inches.

ZONE 4 (On Claim KRL 509739)

This zone is the west extension of the Ben Rouillard showing. (Refer to sketches 3 and 4).  The zone has been followed for 1,100 feet on strike by trenches. The strike varies from N82°E to S80°2 and dips from 77°N to vertically. The zone consists of sheared andesite varying from 2.5 to 5 feet wide with several narrow quartz stringers containing from 5 to 25% sulfides (pyrite-arsenopyrite).

ZONE 5 (On Claim boundary of KRL 509738 and KRL 526684)

A 100 foot long by one foot wide shear zone in fine grained, dark green, carbonatized intermediate andesite is exposed for approximately 40 feet by trenches. In the trenches, a 3 inch quartz vein, at its maximum width, is well mineralized with fine grained sphalerite, galena and free gold. It seems the previous work here involved some high-grading.

The shear strikes N64°E and dips vertically to 70°S. To the northeast, the quartz vein splits into several quartz stringers. To the southwest, the shear lies under the overburden.

Zones 3 and 5 are on strike to each other, and the possibility of them being the same should be investigated.

ZONE 6 (On Claim KRL 526684)

This 5 to 8 foot wide sheared andesite-rhyolite zone strikes N60-66°W and dips 60°NE. The shear includes 5-8% sulphides and quartz veins and silicified sections. To the northwest, a one foot offshoot of the main shear has been stripped and exposed several quartz stringers.

The gold values are common to the shear as a whole (6-8 feet) and is consistent over a length of at least 50 feet.

Rattlesnake Hills

The Location and Access to the property.

The Rattlesnake Hills Property is located 50 miles (80 km) west of Casper, Wyoming; the Property is accessed by driving 65 miles (104 km) west from Casper on State Route 220, then north between 12 and 20 miles (20 to 30 km) on the Dry Creek county road to various parts of the Property.

The Property is comprised of a number of separate claim and lease blocks totaling approximately 9,240 acres located in various parts of T 31 N, R 88 W; T 32 N, R 86 W; T 32 N, R 87 W; and T 32 N, R 88 W, all of the Sixth Principal Meridian (Figure 1) as described in Tables 1 and 2 below. The center of the Property which forms a broad, arcuate pattern is approximately centered at Universal Transverse Mercator (UTM) coordinates 310000 N, 4732500 E, Zone 13, 1927 North American Datum (NAD27), Continental United States. The Barlow Gap, Blackjack Ranch, Garfield Peak, Saddle Rock, and Stinking Water Creek 7 1/2’, 1:24,000 scale topographic map sheets of the United States Geological Survey cover the Property. All these 7 1/2’ topographic map sheets fall within the Rattlesnake Hills 1:100,000 topographic sheet of the USGS.

Description of title

The properties consist of 452 Federal Lode Mining Claims with exclusive mineral rights as defined in the amended U.S. Mining Law of 1873. All claims are located on U. S. public lands administered by the BLM, except for:

•
The BM claim block (12 claims) and the DC claim block (34 claims) which is located on split estate land where the surface is owned by Mr. Charles Sylvester, Circle Bar Ranch, Inc., PO Box 607, La Salle, CO  80605.  Mineral rights for these properties have been obtained by John W. Glasscock, PO Box 2498, Laramie, WY  82073.

•
The RR claim block (12 claims) which is located on split estate land where the surface is owned by Sandra D. Spano, Trustee, 2090 E. 104th Ave., Thornton, CO  80233.  Mineral rights for these properties have been obtained by John W. Glasscock, PO Box 2498, Laramie, WY  82073.

•
The MF claim block (18 claims) which is located on split estate land where the surface is owned by Jerry D. Street, PO Box 1013, Glenrock, WY  82637.  Mineral rights for these properties have been obtained by John W. Glasscock, PO Box 2498, Laramie, WY  82073.

Big Bear Mining optioned the mining properties from John W. Glasscock as described in an agreement dated July, 7, 2010 (attached). Big Bear has an option to earn a 100% interest by spending $3,600,000.00 on exploration over three years and the issuance of 3.0 M shares. The optionor also maintains a 2% Net Smelter Return. Big Bear is obligated to maintain the status of claims and leases through filing appropriate documentation and remitting rent to the US Bureau of Land Management and the Wyoming State Land Department annually.

BLM Rent
Rent on mining claims registered with the BLM is due by September 1 annually, as shown below:

•	2010 – 2011	452 claims	$140/claim	$63,280
•	2011 – 2012	452 claims	$140/claim	$63,280
•	2012 – 2013	452 claims	$140/claim	$63,280

Wyoming State Leases

State of Wyoming Gold, Silver and Precious Metals Lease numbers 0-42519 and 0-42520 are paid annually at a rate of $1 per acre for years 1 – 5 ($200.00 total per year) and $2 per acre in years 6 – 10 ($400.00 total per year).  Annual rentals are payable in advance for the first year and each year thereafter.  No notice of rent due will be sent, however if no rent is received in the Wyoming Office of State Lands and Investments, a notice of default will be sent and a penalty of $.50 per acre will be assessed.

The royalty rate for gold, silver, diamonds and other precious metals and minerals will be determined by agreement between the Board of Land Commissioners and the lessee prior to conducting commercial mining operations.

Reclamation to re-establish native grasses, forbs and shrubs and a final reclamation to achieve cover, species composition and life form commensurate with the surrounding plant community or desired condition is required.   Land owners should be consulted on desired plant mix on private lands.  All activity may be subject to less restrictive stipulations on a case-by-case basis.

History

The Rattlesnake Hills were prospected in the late 1800s and early 1900’s when a number of pits and shallow workings were dug. Not much of interest was found, as no mining district was ever organized in this are, nor were the Rattlesnake Hills included in any other mining district.

Modern prospecting activity in the Rattlesnake Hills began in 1982 when anomalous gold was found associated with sulfide hosted in a metachert exhalite at the Lost Muffler prospect along UT Creek by a Wyoming State geologist (Hausel and Jones, 1982). Gold was also found in quartz veins, breccias, and stockworks hosted in Archean rocks. Later investigations found Tertiary volcanic rocks and breccias to be gold‐bearing also. According to Hausel (1996) several companies investigated gold potential in the Rattlesnake Hills after 1982 but only two, Newmont Exploration (“Newmont”) and American Copper and Nickel (“ACNC”) continued with sustained exploration programs leading to drill testing. Between 1983 and 1987 ACNC is reported to have drilled 9825 ft. in 32 drill holes. Newmont completed 14 drill holes totaling 10,705 ft between 1993 and 1995. By the end of Newmont’s interest in the Rattlesnake Hills, a low grade, non‐compliant “resource” had reportedly been outlined (Hausel, 1996).

It is believed that virtually all the work including drilling was confined to the area where claims and leases are now held by Evolving Gold Corp.  It is unknown whether any of the geochemical sampling completed by ACNC or Newmont occurred on ground now under option to Big Bear Mining.

Glasscock optioned the properties to Crescent Resources in August, 2009. Crescent completed a preliminary work program consisting of reconnaissance geology and sampling, orientation soil sampling, and stream sediment and ground magnetic surveys on parts of the property.

In the 1950’s the igneous petrology of the Tertiary alkaline and calc‐alkaline plugs in the Rattlesnake Hills was investigated first by Carey (1954, 1959) and later by Pekarek (1974, 1977), both of whom were graduate students at the University of Wyoming, Laramie. More recently Hoch and Frost (1993) described the igneous petrology of nearly 50 mid‐Tertiary sills, dikes, stocks, and plugs in the Rattlesnake Hills. In 1994 G. Langstaff of the Colorado School of Mines, Golden, Colorado conducted geologic mapping as a graduate student. This work led to publication of several maps by the Wyoming State Geological Survey (WSGS) (see Langstaff, 1994a, 1994b, 1994c, and 1994d).

Beginning in 1982 the Wyoming State Geological Survey (WSGS) investigated the potential for gold mineralization in the Rattlesnake Hills as part of regional work funded by the University of Wyoming’s Mining and Mineral Resource and Research Institute (Hausel and Jones, 1982). In 1992 and 1993 supracrustal rocks and Tertiary volcanic and subvolcanic rocks of the Rattlesnake Hills were geologically mapped by the WSGS (Hausel, 1996). At the same time, reconnaissance and prospect rock geochemical sampling was conducted. Most of the samples were collected south of the Crescent Property but at least one sample was collected on ground now part of the RHN Property. WSGS compilations of regional geologic mapping of the Rattlesnake Hills were initially published by Hausel and Sutherland (2003) and more recently a geologic map of the Barlow Gap Quadrangle (see Figure 1 for location) was completed in cooperation with the US Geological Survey (Sutherland and Hausel, 2005).

Present Condition

The abbreviated 2010 work program was exploratory in nature with the objectives to refine geologic models and provide supporting surface geochemistry to enable drillhole targeting. Geologic mapping on both local and regional scales has been  conducted by a team of experienced geologists focusing on structure, alteration and prospect sampling. The Company is currently evaluating data obtained from soil samples, mapping, detailed evaluation and preliminary drill results (core samples) from its 2010 exploration season to develop highly focused drill targets for 2011.

Existing or potential economic significance

The Rattlesnake Hills Properties were initially acquired because they ground encompass what was thought to be geologically similar to rocks hosting the historic Newmont showing and then emerging news released by Evolving Gold.

Crescent Resources conducted a reconnaissance – level exploration program September – November, 2009 focusing primarily on the DC, SR, QL, and BG claim blocks.

Significant indicators of interest include rock and soil sample geochemical anomalies.

DC Claims

The DC claims encompass three large and three smaller Eocene – aged phonolite intrusives and one trachyte intrusive emplaced into Archean suprucrustal rocks. Contacts are covered by extensive talus and alluvial areas in most cases.  Reconnaissance rock samples were collected. Three volcanic breccia samples thought to possibly represent diatreme contained 32 ppb to 42 ppb Au. An additional sample of Archean metabasalt limonitic fault breccia contained 452 ppb Au. Two soil geochemistry lines (43 samples) identified two anomalous Au intervals with samples containing up to 27 ppb and 43 ppb Au.

BG Claims

The BG claims encompass a quartz latite intrusive complex intruded into Archean – aged granitic gneiss.

Twenty-nine reconnaissance rock samples were collected. Two samples contained 25 ppb and 30 ppb Au, four samples contained values between 0.5 ppm and1.3 ppm Ag, four samples contained 2.8 ppm to 7.7 ppm Ag, and three more samples contained 16.3 ppm to 58.3 ppm Ag.  Five of these samples also were enriched in Pb (87 ppm – 507 ppm) and zinc (192 ppm – 909 ppm).  Anomalous Ag (+/- Pb+Zn+Au) samples were collected from weakly to moderately silicified quartz latite porphyry along two structural zones.

QL Claims

The QL claims cover approximately 2,000 acres and encompass an area where two regional faults intersect, the northeast trending UT Creek Fault and the East trending North Granite Mountain Fault. A quartz latite stock is intruded along the UT Creek Fault.    Rock samples were collected from iron-oxidized, fractured metabasalts and graywackes lying adjacent to UT Creek including the western edge of the quartz latite stock. Forty six reconnaissance rock samples were collected from the claim block; One sample from an easterly trending fault contained 739 ppb Au and three  samples collected adjacent to the quartz-latite stock contained gold values of  234, 56, and 28  ppb Au. Anomalous Cu values were widespread; 19 samples contained greater than 60 ppm including seven  samples  ranging from 248 ppm to 776 ppm, three samples   ranging from  1,225  ppm to 3,470 ppm and three more containing values from 14,550 ppm to 33,370 ppm copper.

 Item 3.              Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.              (Removed and Reserved)

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through February 22, 2011our common shares were quoted on the OTCBB under the symbol “BGBR.” Effective February 23, 2011 our common shares are quoted on the OTCQB under the same symbol. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$0.15	$0.07
September 30, 2010	$0.23	$0.12
June 30, 2010	$1.60	$0.18
March 31, 2010	$0.75	$0.01
December 31, 2009	$N/A(2)	$N/A(2)
September 30, 2009	$N/A(2)	$N/A(2)
June 30, 2009	$N/A(2)	$N/A(2)
March 31, 2009	$N/A(2)	$N/A(2)
December 31, 2008	$N/A(2)	$N/A(2)

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)     No trades occurred during this period.

Our common shares are issued in registered form. Empire Stock Empire Stock Transfer Inc., 1859 Whitney Mesa Dr Henderson, NV 89014  (Telephone: (702) 818-5898; Facsimile: (702) 974-1444)  is the registrar and transfer agent for our common shares.

On March 31, 2011, we had 13 registered shareholders and 81,890,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not approved or adopted any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We sold the following equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

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

On September 9, 2010, in accordance with our company’s Rattlesnake Hills Option Agreement dated August 2, 2010, 1,000,000 shares of our company’s common stock were issued as consideration for the property.

Effective November 12 and November 18, 2010, we issued 1,000,000 shares of our common stock respectively in a private placement at a purchase price of $0.25 raising gross proceeds of $500,000.  We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 16, 2010 upon renewal of the consulting agreement with VISTA we issued further 450,000 shares of the Company’s common stock after the Board of Directors’ approval. The securities issued under the Letter Agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

On December 30, 2010 the Company issued 3,750,000 common shares of the Company to the Company’s directors, officers and the project manager after the Board of Directors’ approval.  The securities issued under the consulting agreements have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The following  information should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009.

Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31
	2010	2009
Expenses	$1,992,338	$16,592
Net Loss	$(1,991,515)	$(16,592)

Expenses

Our total expenses for the years ended December 31, 2010 and December 31, 2009 are outlined in the table below:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expenses:
General and administrative	$276,589	$16,592
Consulting and management	775,076	-
Mineral exploration	940,673	-
Total expenses	$1,992,338	$16,592

Expenses during the year ended December 31, 2010 significantly increased to $1,992,338 from $16,592 in 2009, because prior to fiscal 2010 the Company was inactive, while during the year ended December 31, 2010 the Company acquired mineral interests in Ontario, Canada and Wyoming, USA and carried out significant exploration activities during the year, which also caused a significant increase in general and administrative expenses as well as consulting and management fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter. Interest income during the year ended December 31, 2010 is $823 vs. $Nil in 2009.

Liquidity and Financial Condition

Working Capital
	At December 31, 2010	At December 31, 2009	Increase/ Decrease
Current Assets	$302,032	$1,317	$300,715
Current Liabilities	$118,345	$12,785	$105,560
Working Capital (deficit)	$183,687	$(11,468)	$195,155

Cash Flows
	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Cash Used in Operating Activities	$(1,434,546)	$(6,552)
Net Cash Used in Investing Activities	$(295,920)	$Nil
Net Cash Provided by Financing Activities	$1,950,000	$Nil
Net Increase (Decrease) in Cash During the Period	$219,534	$(6,552)

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through draw downs from equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.  Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

The report of our auditors on our audited consolidated financial statements for the fiscal year ended December 31, 2010, contains a going concern explanatory paragraph as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

Plan of Operation and Cash Requirements

Estimated Net Expenditures During the Next Twelve Months

We intend to conduct exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Specifically, we estimate our operating expenditure requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$835,000
Future property acquisitions	$50,000
Exploration costs	$2,750,000
Property payments	$61,000
Total	$3,696,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, exploration costs, property payments and future property acquisitions.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2010, the Company has accumulated losses of $2,047,783 since inception, has a working capital of $183,687 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.  The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Please see our audited financial statements include all critical accounting policies.

Recent Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Big Bear Mining Corp.
(An Exploration Stage Company)
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Big Bear Mining Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from April 14, 2005 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Big Bear Mining Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from April 14, 2005 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 28, 2011

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009

Current assets:
Cash and cash equivalent	$220,851	$1,317
Restricted cash	54,200	-
Prepaid expenses	26,981	-
Total current assets	302,032	1,317

Equipment, net	2,445	-
Mineral properties	538,000	-
Total assets	$842,477	$1,317
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,412	$12,290
Accounts payable – related party	109,438	-
Shareholder advance	495	495
Total current liabilities	118,345	12,785

Other liability	23,615	-
Total liabilities	141,960	12,785

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,500,000,000 shares authorized, 81,890,000 and 138,950,000 shares issued and outstanding as of December 31, 2010 and 2009 respectively	81,890	138,950
Additional paid-in-capital	2,666,410	(94,150)
Deficit accumulated during the exploration stage	(2,047,783)	(56,268)
Total stockholders' equity (deficit)	700,517	(11,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$842,477	$1,317

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December, 2010 and 2009
and the Period from April 14, 2005 (Inception) through December 31, 2010

	Year Ended December 31, 2010	Year Ended December 31, 2009	Inception through December 31, 2010
Expenses:
General and administrative	$276,589	$16,592	$331,857
Consulting and management	775,076	-	775,076
Mineral exploration	940,673	-	941,673
Total expenses	1,992,338	16,592	2,048,606
Net loss from operations	(1,992,338)	(16,592)	(2,048,606)
Other income:
Interest income	823	-	823
Net loss	$(1,991,515)	$(16,592)	$2,047,783
Net loss per share:
Basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	99,424,027	138,950,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 14, 2005 (Inception) through December 31, 2010

	Common stock		Additional Paid in Capital	Subscription receivable	Deficit accumulated during the exploration stage
	Shares	Amount				Total
Issuance of common stock for cash	138,950,000	$138,950	$(94,150)	$(2,000)	$-	$42,800
Net loss	-	-	-	-	(234)	(234)
Balance, December 31, 2005	138,950,000	138,950	(94,150)	(2,000)	(234)	42,566
Subscriptions received	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	(16,123)	(16,123)
Balance, December 31, 2006	138,950,000	138,950	(94,150)	-	(16,357)	28,443
Net loss	-	-	-	-	(9,803)	(9,803)
Balance, December 31, 2007	138,950,000	138,950	(94,150)	-	(26,160)	18,640
Net loss	-	-	-	-	(13,516)	(13,516)
Balance, December 31, 2008	138,950,000	138,950	(94,150)	-	(39,676)	5,124
Net loss	-	-	-	-	(16,592)	(16,592)

Balance, December 31, 2009	138,950,000	138,950	(94,150)	-	(56,268)	(11,468)
Issuance of common stock for cash	4,000,000	4,000	1,946,000	-	-	1,950,000
Issuance of common stock for mineral properties	1,040,000	1,040	243,960	-	-	245,000
Issuance of common stock for services	4,650,000	4,650	503,850	-	-	508,500
Cancellation of common stock	(66,750,000)	(66,750)	66,750	-	-	-
Net loss	-	-	-	-	(1,991,515)	(1,991,515)
Balance, December 31, 2010	81,890,000	$81,890	$2,666,410	$-	$(2,047,783)	$700,517

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December, 2010 and 2009
and the Period from April 14, 2005 (Inception) through December 31, 2010

	Year Ended	Year Ended	Inception through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,991,515)	$(16,592)	$(2,047,783)
Items not involving cash
Shares issued for services	508,500	-	508,500
Depreciation expense	475	-	475
Adjustments to reconcile net deficit to cash used
by operating activities:
Restricted cash	(54,200)		(54,200)
Prepaid expenses	(26,981)	-	(26,981)
Accounts payable	(3,878)	-	8,412
Accounts payable – related party	109,438	10,040	109,438
Other liability	23,615	-	23,615
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,434,546)	(6,552)	(1,478,524)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of equipment	(2,920)	-	(2,920)
Acquisition of mineral properties	(293,000)	-	(293,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(295,920)	-	(295,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	-	495
Proceeds from sale of common stock	1,950,000	-	1,994,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,950,000	-	1,995,295

NET INCREASE (DECREASE) IN CASH	219,534	(6,552)	220,851
Cash, beginning of period	1,317	7,869	-
Cash, end of period	$220,851	$1,317	$220,851

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for property acquisition	$245,000	$-	$245,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Big Bear Mining Corp. ("Big Bear" or the “Company”) was incorporated in Nevada on April 14, 2005. Big Bear is a gold and mineral exploration company which engages in acquiring, exploring and evaluating mineral properties and is currently focused on its mineral property interests located in northern Ontario, Canada and the state of Wyoming.  The company is in the exploration stage and has earned no revenues from its mining properties or claims. On April 1, 2010 the Company incorporated its wholly owned Golden Bear Mining Corp. (“Golden Bear”), a private company registered in Nevada. As of December 31, 2010 and the date of this filing, there has been no activity in Golden Bear.

Going concern

Big Bear's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $2,047,783 since inception. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The business of exploring for gold and other minerals involves a high degree of risk and there can be no assurance that planned exploration and development programs will result in profitable mining operations.  The recoverability of amounts shown for mineral properties and the Company’s ability to continue as a going concern is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain financing to complete their development, and/or the realization of proceeds from the sale of one or more of its properties.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements included all of the accounts of the Company and its wholly-owned subsidiary, Golden Bear Mining Corp., a Nevada Corporation. All intercompany transactions have been eliminated.

Exploration Stage Company

The Company complies with Accounting Standard Codification (“ASC”) 915 for its characterization of the Company as an Exploration Stage Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars. In accordance with ASC 830, ‘‘Foreign Currency Translation’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Environmental Costs

The Company is engaged in mineral exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of mining site. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company. During the year ended December 31, 2010, the  Company recorded estimated environmental restoration costs as other liability.

Asset Retirement Obligations

The Company is engaged in mineral exploration and may become subject to certain liabilities as they relate to environmental cleanup of drilling sites.

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement and Environmental Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, and as exploration costs.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of the mining property, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to exploration costs. Because of the subjectivity of assumptions, the costs to ultimately restore the Company’s site may vary significantly from prior estimates.

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

Financial Instruments

As of December 31, 2010, the Company's financial instruments consist primarily of cash and restricted cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair value of financial instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash, cash equivalents and restricted cash. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments. We have no level 2 or 3 assets or liabilities.

Newly Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

NOTE 3 – RESTRICTED CASH

Restricted cash of $54,200 as of December 31, 2010 consists of cash deposited by the Company with the Department of Environmental Quality of the State of Wyoming as reclamation cash bond. The full amount of $54,200 was repaid to the Company on March 1, 2011 when the cash bond was replaced by a surety bond.

NOTE 4 – MINERAL RIGHTS

During the year ended December 31, 2010 the Company incurred exploration costs of $25,834 on evaluation of potential mineral rights acquisition.

Red Lake Properties, Ontario, Canada

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

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Rubicon Option Agreement is in good standing as of December 31, 2010 and the date of this filing.

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

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement is in good standing as at December 31, 2010 and the date of this filing.

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

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement is in good standing as at December 31, 2010 and the date of this filing.

The Company must meet the following work commitments on the Red Lake properties each year:

Claims	Amount
Rubicon Claims	$56,400
Sol d'or Claims	41,200
Stevens Lake Claims	9,600
Total	$107,200

From April 1, 2010 to December 31, 2010, the Company incurred total exploration costs of $170,099 on the three Red Lake mineral interests, which met the work commitments required by the government of Ontario for the year ended December 31, 2010.

Rattlesnake Property, Wyoming, USA

Rattlesnake Hills Option Agreement

Effective August 2, 2010 the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);
-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement;
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;
-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 payments were made).

In accordance with the Rattlesnake Hills Option Agreement Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year. The Rattlesnake Hills Option Agreement is in good standing as at December 31, 2010 and the date of this filing.

From August 2, 2010 to December 31, 2010, the Company incurred total exploration costs of $721,124 on the Rattlesnake mineral interest.

The Company has recorded a liability for the estimated reclamation costs from the initial work performed on the Rattlesnake property. The liability was estimated to be $23,615 as at December 31, 2010.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 the Company paid management and consulting fees of $74,000 to the President of the Company, management and consulting fees of $70,000 to the Company’s Vice President of Exploration, management and consulting fees of $29,623 to a director of the Company, and $21,000 to a director and CFO of the Company respectively.

During the year ended December 31, 2010 the Company entered into a property purchase option agreement with a director of the Company (Note 4).

During the year ended December 31, 2010 the Company incurred $447,177 of geological consulting fees, travel costs to the Company’s mining sites, field supplies and other exploration related costs to a private company of which a director of the Company is a principal. As at December 31, 2010 the Company has a balance of $109,438 owed to this private company.

During the year ended December 31, 2010 the Company issued 3,500,000 shares of the Company’s common stock to directors and officers of the Company for services rendered with a total value of $315,000 based on the closing trading price of the Company’s common shares on the date of Board approval (Note 7).

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Prior to the Company’s office rental agreement signed on April 15, 2010, an officer provided office services without charge. Such costs are immaterial to the consolidated financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – COMMITMENTS

Office Rent

On April 15, 2010 the Company entered into an office rent agreement at $1,187 per month for office space in Arizona, which on August 2, 2010 was amended to $1,999 per month due to increased office space. The lease was amended again to increase rent to $2,219, with a one year term ending May 31, 2012. The term of the agreement is one year ending April 30, 2011. A total deposit of $5,730 was paid upon signing and amendment of the agreement.

Consulting Agreement with VISTA

On June 10, 2010 the Company entered into a consulting agreement with VISTA Partners LLC (“VISTA”), whereby VISTA provides consulting services as the Company’s capital market advisor. The term of the agreement is six months, renewed automatically for an additional six months at the end of the term. Consideration for the six month term is cash payments of $10,000 per month and 450,000 common shares of the Company issuable within 30 days after the signing of the agreement (issued).

On December 16, 2010 the Company renewed the consulting agreement with VISTA and issued 450,000 common shares of the Company for the renewal.

Director and Officer Compensation

On December 30, 2010 the Company entered into a consulting agreement with a director of the Company for remuneration of $3,000 per month for the term of June 2, 2010 to June 2, 2011.

On December 30, 2010 the Company entered into a consulting agreement with a director of the Company for remuneration of $3,000 per month for the term of December 20, 2010 to December 20, 2011.

On December 30, 2010 the Company entered into a consulting agreement with a director and the Chief Financial Officer of the Company for the term of July 20, 2010 to July 20, 2012, with remuneration of $3,000 per month for July to November, 2010, which upon his appointment as the Chief Financial Officer of the Company increased to $6,000 per month from December, 2010 to the end of the term.

On December 30, 2010 the Company entered into a consulting agreement with a director and the President of the Company for the term of March 16, 2010 to March 16, 2012, with remuneration of $4,000 per month for April to July, 2010 and $10,000 per month from August, 2010 to the end of the term. In the event that the consulting agreement is terminated by the Company prior to expiration of the term without cause, the director and President will receive a payment equivalent to two years of consulting fees at $10,000 per month.

On December 30, 2010 the Company entered into a consulting agreement with the project manager of the Company for the term of August 16, 2010 to August 16, 2012, with remuneration of $3,500 per month for September to November, 2010 and $4,250 per month from December, 2010 to the end of the term.

NOTE 7 - COMMON STOCK

On January 21, 2010, the Nevada Secretary of State effected a forward stock split of the Company’s authorized and issued and outstanding shares of common stock on a one (1) old common shares for fifty (50) new common share basis, such that the Company’s authorized capital increased from 30,000,000 shares of common stock with a par value of $0.001 to 1,500,000,000 shares of common stock with a par value of $0.001 and, correspondingly, the Company’s issued and outstanding shares of common stock increased from 2,779,000 shares of common stock to 138,950,000 shares of common stock. The stock split is presented retroactively in these consolidated financial statements.

In January, 2010 the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were not issued by December 31, 2010 and the date of this filing.

In accordance with the Company’s Sol d’or Option Agreement dated April 11, 2010, 20,000 common shares of the Company valued at $29,200 were issued as consideration for the property.

In accordance with the Company’s Stevens Lake Option Agreement dated April 13, 2010, 20,000 common shares of the Company valued at $15,800 were issued as consideration for the property.

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

On September 9, 2010, in accordance with the Company’s Rattlesnake Hills Option Agreement dated August 2, 2010, 1,000,000 shares of the Company’s common stock were issued as consideration for the property. The related shares were valued at $200,000 based on the closing trading price of the Company’s common shares on the date of the agreement.

On November 18, 2010 the Company issued 1,000,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $250,000.

On December 16, 2010 upon renewal of the consulting agreement with VISTA the Company issued an additional 450,000 shares of the Company’s common stock after the Board of Directors’ approval. The shares were valued at $40,500 based on the closing trading price of the common stock on the date of the issuance.

On December 30, 2010 the Company issued 3,750,000 common shares of the Company to the Company’s directors, officers and the project manager after the Board of Directors’ approval. The related shares were valued at $337,500 based on the closing trading price of the common stock on the date of the Board approval.

On November 12, 2010 the Company issued 1,000,000 common shares of the Company at $0.25 per share for gross proceeds of $250,000.

Intosh Financing Agreement

Effective March 31, 2010,  the Company entered into a financing agreement (the "Financing Agreement") with Intosh Services Limited ("Intosh"), whereby the Company had the right to request Intosh to purchase up to $1,400,000 of the Company's securities  until  March 31, 2011,  unless  extended by either the Company or Intosh for an additional 12 months.

Under the terms of the Financing Agreement, the Company had the right from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request to fund the Company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, the Company should issue Intosh common stocks of the Company at $0.70 per share. In accordance with the Financing Agreement the Company received Advances of $1,400,000 for which 2,000,000 shares were issued on September 7, 2010.

NOTE 8 - INCOME TAXES

The Company follows Statement of ASC 740 "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2010	2009
Refundable federal income tax attributable to:
Current operations	$496,000	$5,600
Less, change in valuation allowance	(496,000)	(5,600)
Net refundable amount	$-	$-

The main differences between the statutory rate of 34% and the Company’s effective rate of 0% are non-deductible stock-based compensation and the change in valuation allowance.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$515,100	19,100
Less, valuation allowance	(515,100)	(19,100)
Net deferred tax asset	$-	-

At December 31, 2010, Big Bear had an unused net operating loss carryover approximating $1,515,000 that is available to offset future taxable income; it expires beginning in 2025.

NOTE 9 – SUBSEQUENT EVENT

In March, 2011 the Company entered into a financing agreement with Intosh. The agreement allowed for up to $500,000 of common stock at $0.15 per share to be purchased by Intosh through March 31, 2011. The Company received $250,000 for 1,666,667 shares. The shares have not been issued as of the date of this filing.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steve Rix	President, Secretary, Treasurer and Director	44	March 16, 2010
John Glasscock	Director, VP of Exploration	54	April 19, 2010
James G. Baughman	Director	55	June 1, 2010
Michael Schifsky	Interim Chief Financial Officer and Director	50	July 1, 2010
Henry W. Konerko	Director	65	December 21, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Steve Rix – President, Secretary, Treasurer and Director

Steve Rix has over 25 years of business experience in emerging markets and start up endeavors. His resume includes working in not less than 12 different industry sectors in both public and private companies. He has provided external consulting services to a number of small and medium size businesses. He also has provided internal leadership in companies in the roles of National Sales Director, Vice President of Development, President, and CEO

From 2004 until 2007 Mr. Rix actively built Foundations Financial, a full service asset management firm. The company began with 7 people and grew to over 700. While there, Mr. Rix orchestrated the amalgamation of 5 companies to form a new entity PERSONNIQ which was prepared for a reverse merger on the NASDAQ OTCBB.

In late 2007 until 2009 Mr. Rix co-founded Blu Financial Network. While there his company specialized in high level confidential introductions between capital sources and economic opportunities. Capital sources included private equity firms, private family offices, hedge funds, and high net-worth individuals. Amongst others, the economic opportunities included, but were not limited to, health care, hospitality, movies, natural resources, multi-family residential, and gaming.

Simultaneous to those efforts until 2010 Mr. Rix was actively consulting with a number of small companies. Focusing primarily on work out strategies for struggling businesses and transition planning for businesses looking to revamp their efforts in the present economy; through Rix Solutions Consulting he was able to effectively direct not less than 8 companies to greater productivity from 2007 until 2010.

Mr. Rix currently resides in Tempe, AZ where he serves in the role of President & CEO of Big Bear Mining Corp.

John Glasscock – Director

John Glasscock is a geologist with over 25 years of experience in the mineral exploration industry including involvement with the startup of four junior mining companies.  He is the founder of Cowboy Exploration which for over 15 years has had extensive experience generating and managing projects throughout the Western US, Mexico, and China.  Mr. Glasscock resides in Laramie, Wyoming.

Since 2008, Mr. Glasscock and Cowboy Exploration have been primarily involved in the generation, marketing, and exploration of two projects: Rattlesnake Hills Gold properties in Wyoming and Paradox Basin and Holbrook Basin Potash properties in Utah and Arizona.  The Wyoming gold properties were optioned to Crescent Resources who funded preliminary exploration directed by Cowboy Exploration (2009-2010).  The Arizona and Utah Potash properties were optioned to American Potash Corp. for whom Mr. Glasscock remains a principal consultant.

Cowboy Exploration, under the direction of Mr. Glasscock, assembled a package of uranium properties in Wyoming which were optioned to Tournigan Energy Corp. (2005).  Cowboy Exploration subsequently provided direction and technical support to Tournigan Energy Corp., USA by producing an extensive uranium property position in Wyoming, Arizona, and South Dakota.  Exploration programs were conducted including the drilling of several projects between 2005 and 2008.

James G. Baughman - Director

Mr. Baughman has worked as a geologist for more than 25 years in mining operations and mineral exploration projects for precious, base metals, and uranium. Mr. Baughman has provided technical services and project management for a number of major and junior mining companies.

From September 2010 to Present Mr. Baughman has been employed by Terra Mining Corp. as Chief Operating Officer.

From July of 2004 to May of 2006, Mr. Baughman was the co-founder, President and Chief Executive Officer of High Plains Uranium Corp, where he managed the company’s corporate finance, accounting, legal and regulatory requirements. He also managed a successful initial public offering on the TSX.

From May of 2006 to October of 2006, Mr. Baughman was the Chief Executive Officer of Kenai Resources, formerly known as Triumph Gold Corp., where he managed the company's properties in Venezuela and Oregon. He also managed the consulting engineers and geologists, and prepared engineering reports.

From October of 2006 to the September 2010, Mr. Baughman led an acquisition of mineral rights on uranium properties, hired professional staff, developed company presentation and conducted road shows to investors and potential investors for US Uranium Corp., a company he co-founded. Mr. Baughman also served as Chief Operating Officer and a Director in March 2010 of American Mining Corporation.

James Baughman is a Director of Big Bear Mining Corp. Mr. Baughman is currently assisting several private mining development companies and is on the Advisory Board of a Canadian exploration company. In July of 1983, Mr. Baughman received a Bachelor of Science degree in Geology from the University of Wyoming, Laramie. He is a registered professional geologist in the State of Wyoming. Mr. Baughman resides in Aurora, Colorado.

Michael J. Schifsky – Interim Chief Financial Officer and Director

Michael Schifsky is a seasoned professional with over 25 years of financial and operational management experience and has served as a Chief Financial Officer with both public and private companies.  His background includes significant roles in organizations ranging from large established public companies to small and mid-sized rapid growth enterprises where he gained critical experience in leadership and organizational development, capital formation, mergers and acquisitions, SEC financial reporting, Sarbanes-Oxley compliance requirements and corporate governance.

As a Chief Financial Officer, he has played critical roles in the successful growth of closely held and private equity backed organizations in the manufacturing and distribution industries.  Mr. Schifsky also has served in consulting and financial advisory roles for such notable companies as American Express, Apollo Group, and Amcor Limited.

From 2006 to 2007, Mr. Schifsky served as Chief Financial Officer and director for Clear Choice Financial, Inc.  From 2008 to August 2009, he was an independent consultant providing financial advisory services and served as interim Chief Financial Officer for MD Helicopters.  From September of 2009 to present, Mr. Schifsky has served as Chief Financial Officer for Millennium Energy Group, an early stage high tech energy storage solutions provider for the alternative energy and telecommunications industries.  He began his career in the Philadelphia office of Ernst & Young, a Big Four accounting firm where he earned his CPA.  Mr. Schifsky graduated from Villanova University in 1983 with a B.S. Accountancy.  Mr. Schifsky resides in Chandler, Arizona.

Henry W. Konerko – Director

Mr. Konerko has more than 40 years of experience in corporate and private business ventures.  In 1998, he retired from a twenty-year career as President of Phelps Dodge Mining Corp., (now part of FreeportMcMoRan Copper and Gold, NYSE ticker FCX), where he was responsible for the domestic and international copper mining, smelting, refining and rod and wire manufacturing operations.  He remains active in many business endeavors including an Arizona-based venture capital firm where investment and banking relationships exist with Goldman Sachs, Merrill Lynch, Fidelity, Smith Barney, Goldwater Bank, Chase Bank and Compass Bank. He is also currently the owner/manager of a residential and commercial real estate investment company and a medical infusion medication company. In addition, he serves as CEO and board member of a non-profit medical health care organization named Mission of Mercy serving the areas of Maryland, Pennsylvania, Texas and Arizona. Mr. Konerko has undergraduate degrees in accounting and business administration. His advanced degrees include an MS in management and a Ph.D. in international management. He has also completed the Advanced Management Program at Harvard Business School. Mr. Konerko resides in Scottsdale, Arizona.

Consulting Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Effective March 16, 2010, Steve Rix entered into a consulting agreement to act as both an officer and director of our company.  The agreement for his role as officer is a 24 month term with an option for renewal.  As compensation for his role as officer, Mr. Rix  receives payment of $7,000 per month for the duration of his contract term.  He also received a relocation package.  The agreement for his role as director is for a 24 month term with an option for renewal.  As compensation for his role as director, Mr. Rix receives $3,000 per month for the duration of his contract term, coverage under the company’s D&O insurance policy and reimbursement for all company-related travel expenses. In the event that the consulting agreement is terminated by the Company prior to the expiration of the term without cause, Mr. Rix will receive a payment equivalent to two years of consulting fees at $10,000 per month.

Effective June 1, 2010, James G. Baughman entered into a consulting agreement to act as a director of our company for a 12 month term with an option for renewal.  As compensation for his role as director, Mr. Baughman received 1,000,000 restricted shares of company stock as well as payment of $3,000 per month for the duration of his contract term, coverage under the company’s D&O insurance policy and reimbursement for all company-related travel expenses.

Effective July 20, 2010, Michael Schifsky entered into a consulting agreement to act as a director and CFO of our company for a 24 month term with an option for renewal.  As compensation for his role as director, Mr. Schifsky received 1,000,000 restricted shares of company stock as well as payment of $3,000 per month for the duration of his contract term, $3,000 per month and 500,000 shares of common stock for his role as CFO coverage under the company’s D&O insurance policy and reimbursement for all company-related travel expenses.

Effective December 20, 2010, Henry W. Konerko entered into a consulting agreement to act as a director of our company for a 12 month term with an option for renewal.  As compensation for his role as director, Mr. Konerko received 1,000,000 restricted shares of company stock as well as payment of $3,000 per month for the duration of his contract term, coverage under the company’s D&O insurance policy and reimbursement for all company-related travel expenses.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

Mr. Rix underwent Chapter 7 bankruptcy proceeding in Arizona in 2009. It was filed in April and discharged in August. It was a personal bankruptcy for over $5,000,000 dollars in personal liability and guarantees. There are no outstanding issues relating to the bankruptcy or the discharge.

Other than the bankruptcy proceeding listed above, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.           Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Michael Schifsky	1(1)	1	N/A
James G. Baughman	1(1)	1	N/A
John Glasscock	1(1)	1	N/A

(1)           The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Big Bear Mining Corp, 60 E. Rio Salado Parkway, Suite 900, Tempe, Arizona 85281.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors.  We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent directors should we be able to raise sufficient funding to execute our business plan.  With success we will form an audit, compensation committee and other applicable committees utilizing our directors expertise.

Audit Committee Financial Expert

Our board of directors has determined that it has one member, Mike Schifsky, of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Director/manage-ment fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Steve Rix(1) President, Secretary, Treasurer and Director	2010 2009	74,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	74,000 N/A
Dwayne Skellern(2) Former President, Secretary, Treasurer and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Baughman(4)	2010 2009	21,000 N/A	Nil N/A	90,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	111,000 N/A
Henry Konerko(5)	2010 2009	Nil N/A	N/A N/A	90,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	90,000 N/A
John Glasscock(6)	2010 2009	70,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	70,000 N/A
Michael Schifsky(3) Interim Chief Financial Officer	2010 2009	21,000 N/A	Nil N/A	135,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	156,000 N/A

(1)	Mr. Rix was appointed the President, Treasurer, Secretary and a director of our company on March 16, 2010.

(2)	Mr. Skellern resigned as President, Treasurer, Secretary and a director of our company on March 16, 2010.

(3)	Mr. Schifsky was appointed a director of our company on July 20, 2010 and interim Chief Financial Officer on December 21, 2010.

(4)	Mr. Baughman was appointed a director of our company on June 1, 2010.

(5)	Mr. Konerko was appointed a director of our company on December 20, 2010.

(6)	Mr. Glasscock was appointed a director of our company on April 19, 2010.

Other than set out previously in this filing there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2010 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2010.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Steve Rix Scottsdale, AZ	30,000,000	36.63%
John Glasscock Laramie WY	1,000,000	1.22%
James G. Baughman Aurora, CO	1,000,000	1.22%
Michael Schifsky Tempe, AZ	1,500,000	1.83%
Henry W. Konerko Scottsdale, AZ	1,000,000	1.22%
Directors and Executive Officers as a Group(1)	34,500,000 common shares	42.12%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011.  As of March 31, 2011 there were 81,890,000 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with five (5) directors, consisting of Steve Rix, John Glasscock, James G. Baughman, Michael Schifsky and Henry W. Konerko.

We have determined that James. G. Baughman and Henry W. Konerko are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it  has one member of its audit committee, Michael Schifsky, who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$6,800	$6,000
Audit Related Fees	$12,650	$5,190
Tax Fees	$nil	$Nil
All Other Fees	$nil	$Nil
Total	$19,450	$11,190

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Consolidated Financial Statements

(1)	Consolidated Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed March 1, 2010)
(10)	Material Contracts
10.1	Financing Agreement between Big Bear Mining Corp. and Intosh Services Limited, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)
10.2	Share Cancellation/Return to Treasury Agreement with Aaron Hall dated April 27, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 20, 2010)
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

10.6	Rattlesnake Hills Option Agreement between Big Bear Mining Corp. and John Glasscock dated August 2, 2010 incorporated by reference from our Current Report on Form 8-K filed August 12, 2010).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIG BEAR MINING CORP.
(Registrant)
Dated: March 31, 2011	/s/ “Steve Rix”
Steve Rix
President, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: March 31, 2011	/s/ “Michael Schifsky”
Michael Schifsky
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ “Steve Rix”
Steve Rix
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: March 31, 2011	/s/ “Michael Schifsky”
Michael Schifsky
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: March 31, 2011	/s/ “John Glasscock”
John Glasscock
Director

Dated: March 31, 2011	/s/ “James G. Baughman”
James G. Baughman
Director

Dated: March 31, 2011	/s/ “Henry Konerko”
Henry Konerko
Director