Form 10-Q
period 2011-03-31
Big Bear Mining Corp.
filed 2011-05-13
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES [ ] NO

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
84,180,000 common shares issued and outstanding as of May 13, 2011

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

These consolidated financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2011, and our results of operations, and our cash flows for the three month period ended March 31, 2011 and 2010, and the period from inception through March 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)

Current assets:
Cash and cash equivalent	$248,063	$220,851
Restricted cash	-	54,200
Prepaid expenses	39,431	26,981
Total current assets	287,494	302,032

Equipment, net	2,080	2,445
Mineral properties	538,000	538,000
Total assets	$827,574	$842,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,485	$8,412
Accounts payable – related party	105,921	109,438
Shareholder advance	495	495
Total current liabilities	145,901	118,345

Other liability	23,615	23,615
Total liabilities	169,516	141,960

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 1,500,000,000 shares authorized, 81,890,000 shares issued and outstanding as at March 31, 2011 and December 31, 2010	81,890	81,890
Additional paid-in-capital	2,916,410	2,666,410
Deficit accumulated during the exploration stage	(2,340,242)	(2,047,783)
Total stockholders' equity	658,058	700,517
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$827,574	$842,477

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
and the Period from April 14, 2005 (Inception) through March 31, 2011
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Inception through March 31, 2011
Operating Expenses:
General and administrative	$93,367	$7,368	$425,224
Consulting and management	131,556	-	906,632
Mineral exploration	67,562	-	1,009,235
Total operating expenses	292,485	7,368	2,341,091
Net loss from operations	(292,485)	(7,368)	(2,341,091)
Other income:
Interest income	26	-	849
Net loss	$(292,459)	$(7,368)	$(2,340,242)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	81,890,000	138,950,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
and the Period from April 14, 2005 (Inception) through March 31, 2011
(Unaudited)

	Three Months Ended	Three Months Ended	Inception through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,459)	$(7,368)	$(2,340,242)
Items not involving cash
Shares issued for services	-	-	508,500
Depreciation expense	365	-	840
Adjustments to reconcile net loss to cash used
by operating activities:
Restricted cash	54,200	-	-
Prepaid expenses	(12,450)	-	(39,431)
Accounts payable	31,073	7,350	39,485
Accounts payable – related party	(3,517)	-	105,921
Other liability	-	-	23,615
CASH FLOWS USED IN OPERATING ACTIVITIES	(222,788)	(18)	(1,701,312)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of equipment	-	-	(2,920)
Acquisition of mineral properties	-	-	(293,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(295,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	-	200	495
Proceeds from sale of common stock	250,000	250,000	2,244,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	250,000	250,200	2,245,295

NET CHANGE IN CASH	27,212	250,182	248,063
Cash, beginning of period	220,851	1,317	-
Cash, end of period	$248,063	$251,499	$248,063

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for property acquisition	$-	$-	$245,000

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Big Bear Mining Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – RESTRICTED CASH

Restricted cash of $54,200 as of December 31, 2010 consists of cash deposited by the Company with the Department of Environmental Quality of the State of Wyoming as reclamation cash bond. The full amount of $54,200 was repaid to the Company on March 1, 2011 when the cash bond was replaced by a surety bond.

NOTE 3 – MINERAL RIGHTS

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
-
Cash payment of $15,000 (paid on April 5, 2011) and issuance of common shares of the Company valued at $30,000 on April 1, 2011 (333,333 shares issued on May 5, 2011 at $0.09 per share which was the closing trading price on March 31, 2011);

-	Cash payment of $20,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2012;
-	Cash payment of $25,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2013; and
-	Cash payment of $30,000 on April 1, 2014.

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Rubicon Option Agreement is in good standing as of March 31, 2011 and the date of this filing.

Sol d’or Option Agreement

Effective April 11, 2010 the Company entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $15,000 (paid on April 15, 2011) and issuance of 20,000 shares of the Company’s common stock on April 11, 2011 (issued on May 5, 2011);
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;
-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement is in good standing as at March 31, 2011 and the date of this filing.

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

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $12,000 (paid on April 15, 2011) and issuance of 20,000 shares of the Company’s common stock on April 13, 2011 (issued on May 6, 2011);
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement is in good standing as at March 31, 2011 and the date of this filing.

The Company must meet the following work commitments on the Red Lake properties each year:

Claims	Amount
Rubicon Claims	$56,400
Sol d'or Claims	41,200
Stevens Lake Claims	9,600
Total	$107,200

From April 1, 2010 (inception of the first Red Lake option agreement) to March 31, 2011, the Company incurred total exploration costs of $177,683 on the three Red Lake mineral interests, which met the work commitments required by the government of Ontario.

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

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year. The Rattlesnake Hills Option Agreement is in good standing as at March 31, 2011 and the date of this filing.

From August 2, 2010 (inception of the Rattlesnake Option Agreement) to March 31, 2011, the Company incurred total exploration costs of $780,898 on the Rattlesnake mineral interest.

The Company has recorded a liability for the estimated reclamation costs from the initial work performed on the Rattlesnake property. The liability was estimated to be $23,615 as at March 31, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 the Company paid management fees of $30,000 to the President of the Company, incurred management fees of $30,000 to the Company’s Vice President of Exploration, management fees of $9,000 each to two directors of the Company, and $18,000 to a director and the CFO of the Company respectively. At March 31, 2011, the Company had a balance of $22,000 owed to the directors.

During the three months ended March 31, 2011 the Company incurred $41,545 of geological consulting fees, travel costs to the Company’s mining sites, field supplies and other exploration related costs to a private company of which a director of the Company is a principal. At March 31, 2011 the Company had a balance of $83,921 owed to this private company.

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 5 - COMMON STOCK

In March, 2011 the Company entered into a financing agreement with Intosh. The agreement allowed for up to $500,000 of common stock at $0.15 per share to be purchased by Intosh through March 31, 2011. The Company received $250,000 for 1,666,667 shares. The related shares were issued on April 6, 2011.

NOTE 6 – SUBSEQUENT EVENTS

In January, 2010 the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were issued on May 5, 2011.

During May, 2011 the Company issued 373,333 shares of the Company’s common stock to Rubicon as consideration for exercising Red Lake property options. See Note 3.

Lewiston Property Option Agreement

Effective March 29, 2011 (“Effective Date”) the Company entered into a letter of intent for a property purchase option agreement (the “Lewiston Property Option Agreement”) with Golden Predator Mines US Inc. (“GPMUS”), a private Nevada corporation, whereby the Company is entitled to acquire 100% interest in mineral claims located in the Lewiston Mining District, Fremont Co., Wyoming. The Agreement provides the Company a period of 45 days to conduct due diligence.  Upon completion of due diligence, the Company, at its sole discretion, has the option to either relinquish or exercise its purchase option.  On May 10, 2011 the Company completed its due diligence and elected to exercise its purchase option. Considerations for the 100% interest in the claims are as follows:

-	Cash payments of $200,000 as follows:
o	$40,000 by March 29, 2012 ($10,000 paid on April 14, 2011 as non-refundable deposit within five business days from the Effective Date):
o	$40,000 by March 29, 2013;
o	$40,000 by March 29, 2014;
o	$80,000 by March 29, 2015;

-	Issuance of 1,100,000 shares of the Company’s common stock as follows:
o	500,000 shares by May 15, 2011;
o	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Incur exploration expenditures of $1,000,000 as follows:
o	$100,000 by March 29, 2012;
o	$200,000 by March 29, 2013;
o	$500,000 by March 29, 2014;
o	$200,000 by March 29, 2015;

In addition to above consideration, pursuant to the option agreement the Company will make payments for all taxes and mining claims fees and other charges required to maintain the Lewiston Property in good standing. Annual property taxes are estimated to be $28,275 and annual lease payments are estimated to be $8,500.

Upon conveyance of the Lewiston claims GPMUS will retain an incremental sliding scale interest in net smelter returns of between 3% to 5%, which will be contingent upon the price of gold.

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

General Overview

We were incorporated in the State of Nevada on April 14, 2005.  At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties.  In December 2005, Mr. Aaron Hall, our former president, acquired a mineral claim known as the Holy Cross Property which comprised 500 hectares located 145 kilometers west of Prince George, British Columbia, Canada.  Mr. Hall, as a licensed free miner, staked the claims on our behalf. On February 20, 2006, we reimbursed Mr. Hall $1,000 for the Holy Cross Property.  Based on the information available to us, we determined that the Holy Cross Property did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

As a result, we investigated several other business opportunities to enhance shareholder value.

In January 2010 our company received $50,000 as subscription for private placement of 250,000 shares of our company’s common stock at $0.20 per share. The related common shares were issued on May 5, 2011.

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

-
Cash payment of $15,000 (paid on April 5, 2011) and issuance of common shares of our company valued at $30,000 on April 1, 2011 (333,333 shares issued on May 5, 2011 at $0.09 per share which was the closing price on March 31, 2011);

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

On March 31, 2010, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $1,400,000 of our securities until March 31, 2011, unless extended by either our company or Intosh for an additional twelve (12) months.

Under the terms of the agreement, we had the right to from time to time request a purchase from Intosh up to $200,000 (each, an "Advance") per request for operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any Advance, we were required to issue shares of our common stock at $0.70 per share.

As of June 30, 2010, in accordance with the financing agreement our company received Advances of $1,400,000 for which the shares were issued on September 7, 2010.

Effective April 11, 2010, we entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Perry English for Rubicon, whereby we are entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of our company’s common stock (issued on August 11, 2010);

-	Cash payment of $15,000 (paid on April 15, 2011) and issuance of 20,000 shares of our company’s common stock on April 11, 2011 (issued on May 5, 2011);

-	Cash payment of $20,000 and issuance of 20,000 shares of our company’s common stock on April 11, 2012;

-	Cash payment of $25,000 and issuance of 20,000 shares of our company’s common stock on April 11, 2013; and

-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000. The work commitment on the Sol d’or property is $41,700 per year.

Effective April 13, 2010, we entered into a property purchase option agreement (the “Stevens Lake Option Agreement”) with Perry English for Rubicon, whereby we are entitled to acquire up to 100% interest in three claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property.

Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of our company’s common stock (issued on August 11, 2010);

-	Cash payment of $12,000 (paid on April 15, 2011) and issuance of 20,000 shares of our company’s common stock on April 13, 2011 (issued on May 6, 2011);

-	Cash payment of $15,000 and issuance of 20,000 shares of our company’s common stock on April 13, 2012;

-	Cash payment of $20,000 and issuance of 20,000 shares of our company’s common stock on April 13, 2013; and

-	Cash payment of $30,000 on April 13, 2014.

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

Effective August 2, 2010, we entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of our company, whereby we are entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);

-	Issuance of 1,000,000 shares of our common stock within 30 days of the agreement (issued on September 9, 2010);

-	Issuance of second 1,000,000 shares of our common stock on or before the first anniversary of the agreement;

-	Issuance of third 1,000,000 shares of our common stock on or before the second anniversary of the agreement;

-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming.

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

On July 20, 2010, we issued 450,000 common shares to Vista Partners LLC pursuant to our letter agreement with Vista Partners LLC dated June 10, 2010.  On December 16, 2010 upon renewal of the consulting agreement with VISTA we issued another 450,000 shares of the Company’s common stock. The securities issued under the letter agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933.

Effective November 12 and November 18, 2010, we issued a total of 2,000,000 shares of our common stock in a private placement at a purchase price of $0.25 raising gross proceeds of $500,000.  We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 30, 2010 the Company issued 3,750,000 common shares of the Company to the Company’s directors, officers and the project manager pursuant to consulting agreements with these individuals and after the Board of Directors’ approval.  The securities issued under the consulting agreements have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in Section 4(2) of the Securities act of 1933

Effective March 30, 2011, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $500,000 of our common stock at $0.15 per share.  As of March 31, 2011, we have received $250,000 for 1,666,667 shares.  The related shares were issued on April 6, 2011.

Effective March 29, 2011 (“Effective Date”) the Company entered into a property purchase option agreement (the “Lewiston Property Option Agreement”) with Golden Predator Mines US Inc. (“GPMUS”), a private Nevada corporation, whereby the Company is entitled to acquire 100% interest in mineral claims located in the Lewiston Mining District, Fremont Co., Wyoming. The Agreement provides the Company a period of 45 days to conduct due diligence.  Upon completion of due diligence, the Company, at its sole discretion, has the option to either relinquish or exercise its purchase option.  On May 10, 2011 the Company completed its due diligence and elected to exercise its purchase option. Considerations for the 100% interest in the claims are as follows:

-	Cash payments of $200,000 as follows:
o	$40,000 by March 29, 2012 ($10,000 paid on April 14, 2011 as non-refundable deposit within five business days from the Effective Date):
o	$40,000 by March 29, 2013;
o	$40,000 by March 29, 2014;
o	$80,000 by March 29, 2015;

-	Issuance of 1,100,000 shares of the Company’s common stock as follows:
o	500,000 shares by May 15, 2011;
o	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Incur exploration expenditures of $1,000,000 as follows:
o	$100,000 by March 29, 2012;
o	$200,000 by March 29, 2013;
o	$500,000 by March 29, 2014;
o	$200,000 by March 29, 2015;

In addition to above consideration, as required by the option agreement we will make payments for all taxes and mining claims fees and other charges required to maintain the Lewiston Property in good standing. Annual property taxes are estimated to be $28,275 and annual lease payments are estimated to be $8,500.

Upon conveyance of the Lewiston claims GPMUS will retain an incremental sliding scale interest in net smelter returns of between 3% to 5%, which will be contingent upon the price of gold.

Our fiscal year end is December 31.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral interests and resource properties in North America.  We maintain our statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada 89014 and our business office is located at 60 E Rio Salado Parkway, Suite 900, Tempe, Arizona  85281.

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

Our current operational focus is to complete the terms of the Rattlesnake Hills option agreement, Rubicon option agreement, the Sol D’or option agreement and the Stevens Lake option agreement, conduct exploration activities on each of the properties and seek to acquire additional mineral interests in resource properties.

Results of Operations

Three month Summary ending March 31, 2011 and 2010

	Three Months Ended March 31,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$292,485		$7,368
Net Loss		$(292,459)		$(7,368)

Expenses

Our total expenses for the three month periods ended March 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended March 31,
	2011	2010
General and administrative	$93,367	$7,368
Consulting and management	$131,556	$Nil
Mineral exploration	$67,562	$Nil
	$292,485	$7,368

Expenses for the three months ended March 31, 2011, increased significantly from the comparative period in 2010 primarily as a result of the commencement of mineral property exploration at our Rattlesnake Hills properties and increase in general and administrative, consulting and management expenses with the expansion of our operations.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	March 31, 2011	December 31, 2010	Increase (Decrease)
Current Assets	$287,494	$302,032	$(14,538)
Current Liabilities	$145,901	$118,345	$27,556
Working Capital	$141,593	$183,687	$(42,094)

Cash Flows

	Three Months Ended March 31,
	2011	2010
Cash Used in Operating Activities	$(222,788)	$(18)
	$Nil	$Nil
Cash Used in Investing Activities	$	$
Cash Provided by Financing Activities	$250,000	$250,200
Net Increase in Cash During the Period	$27,212	$250,182

Cash Requirements

We intend to expand exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$778,000
Payments per mineral property option agreements	42,000
Exploration costs	1,350,000
Mining claim maintenance	63,000
Total	$2,233,000
Cash on hand, March 31, 2011	$248,063

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We will require additional financing in order to enable us to proceed with our plan of operations, as outlined above, including approximately $2,233,000 over the next 12 months to pay for our ongoing expenditures. These expenses include general and administrative, exploration costs, property payments and future property acquisitions.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Effective March 31, 2010, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $1,400,000 of our securities  until  March 31, 2011,  unless  extended by either our company or Intosh for an additional 12 months.  Under the terms of the financing agreement, we could from time to time request a purchase from Intosh of up to $200,000 per request to fund our company’s operating expenses, acquisitions, working capital and general corporate activities. Following receipt of any advance, we would issue Intosh common stocks of our company at $0.70 per share.  Through March 31, 2011, we have requested and received Advances from Intosh in the aggregate amount of $1,400,000, for which the 2,000,000 shares of our common stock were issued on September 7, 2010, when we filed a Form 8-K under Item 3.02 disclosing the number of shares issued and the price for such shares.  Any sale and issuance of shares to Intosh were conducted in reliance upon an exemption from registration  under the  Securities  Act of 1933, as amended,  afforded by Regulation S promulgated thereunder. The financing agreement was not extended with Intosh.

In March, 2011 the Company entered into a financing agreement with Intosh, which allowed for up to $500,000 of common stock at $0.15 per share to be purchased by Intosh through March 31, 2011. The Company received $250,000 for 1,666,667 shares. The related shares were issued on April 6, 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2011, our company had a working capital of $141,593 and an accumulated deficit of $2,340,242. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.  Please refer to our Form 10-K for the year ended December 31, 2010 filed with the SEC for our critical accounting policies, from which there has been no change as of the date of this file.

Recent Accounting Pronouncements

During the period ended March 31, 2011 and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

Item 3.  Quantitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our independent registered public accounting firm’s report to our audited financial statements for the year ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2011 we had cash in the amount of $248,063. We currently have minimal operations and we have no income.

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

We began exploration on our properties in the summer of 2010.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on April 14, 2005 and have been involved primarily in organizational activities and the acquisition of our mineral properties.  We have not earned any revenues as of the date of this report.

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

We have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

●	Our ability to locate a profitable mineral property;
●	Our ability to generate revenues; and
●	Our ability to reduce exploration costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From November 15, 2010 to March 31, 2011, we made the following sales of unregistered securities for which we did not filed a Form 8-K:

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

On December 16, 2010 upon renewal of the consulting letter agreement with Vista we issued further 450,000 shares of our company’s common stock pursuant to the consulting letter agreement. The securities issued under the consulting letter agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

On December 30, 2010 we issued 3,750,000 common shares of our company to our directors, officers and the project manager pursuant to consulting agreements. The securities issued under the consulting agreements have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

During April and May, 2011 the Company issued 1,916,667 shares of the Company’s common stock for subscriptions received by March 31, 2011. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

During May, 2011 the Company issued 373,333 shares of the Company’s common stock to Rubicon as consideration for exercising Red Lake property options. The securities issued under the property option agreements have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On January 5, 2011 we appointed Hank Konerko to the board of directors of our company. Also on January 5, 2011, our current director, Michael  Schifsky was appointed interim chief financial officer.

Item 6.  Exhibits.

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

10.7	Rattlesnake Hills Option Agreement between Big Bear Mining Corp. and John Glasscock dated August 2, 2010 (incorporated by reference from our Current Report on Form 8-K filed August 12, 2010).
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR MINING CORP.
(Registrant)

Dated: May 13, 2011	/s/ Steve Rix
Steve Rix
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: May 13, 2011	/s/ Michael Schifsky
Michael Schifsky
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)