Form 10-Q
period 2011-06-30
Big Bear Mining Corp.
filed 2011-08-22
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2011

or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-32904

BIG BEAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-4350483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 E Rio Salado Parkway, Suite 900, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[ ] YES	[X] NO

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
89,180,000 common shares issued and outstanding as of August 18, 2011

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

These consolidated financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2011, and our results of operations, and our cash flows for the three and six month period ended June 30, 2011 and 2010, and the period from inception through June 30, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

Current assets:
Cash and cash equivalent	$3,364	$220,851
Restricted cash	-	54,200
Prepaid expenses	12,436	26,981
Total current assets	15,800	302,032

Equipment, net	1,715	2,445
Mineral properties	663,400	538,000
Total assets	$680,915	$842,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,797	$8,412
Accounts payable – related party	105,921	109,933
Total current liabilities	131,718	118,345

Other liability	23,615	23,615
Total liabilities	155,333	141,960

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 1,500,000,000 shares authorized, 86,180,000 and 81,890,000 shares issued and outstanding as at June 30, 2011 and December 31, 2010 respectively	86,180	81,890
Additional paid-in-capital	3,105,520	2,666,410
Deficit accumulated during the exploration stage	(2,666,118)	(2,047,783)
Total stockholders' equity	525,582	700,517
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$680,915	$842,477

See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
and the Period from April 14, 2005 (Inception) through June 30, 2011
(Unaudited)

	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010	Inception through June 30, 2011

Expenses:
General and administrative	$81,148	$78,784	$174,515	$86,152	$506,372
Consulting and management	241,053	166,945	372,609	166,945	1,147,685
Mineral exploration	3,688	16,962	71,250	16,962	1,012,923
Net loss from operations	(325,889)	(262,691)	(618,374)	(270,059)	(2,666,980)
Other income:
Interest income	13	151	39	151	862
Net loss	$(325,876)	$(262,540)	$(618,335)	$(269,908)	$(2,666,118)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	84,165,311	109,609,341	83,033,941	124,198,619

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
and the Period from April 14, 2005 (Inception) through June 30, 2011
(Unaudited)

	Six Months Ended	Six Months Ended	Inception through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(618,335)	$(269,908)	$(2,666,118)
Adjustment to reconcile net loss to cash used in operating activities
Shares issued for services	120,000	130,500	628,500
Depreciation expense	730	-	1,205
Changes in operating assets and liabilities:
Restricted cash	54,200	-	-
Prepaid expenses	14,545	(28,467)	(12,436)
Accounts payable	17,385	(10,279)	25,797
Accounts payable – related party	(4,012)	-	105,921
Other liability	-	-	23,615
CASH FLOWS USED IN OPERATING ACTIVITIES	(415,487)	(178,154)	(1,893,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(2,920)
Acquisition of mineral properties	(52,000)	(43,000)	(345,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(52,000)	(43,000)	(347,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	250,000	1,450,000	2,244,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	250,000	1,450,000	2,244,800

NET CHANGE IN CASH	(217,487)	1,228,846	3,364
Cash, beginning of period	220,851	1,317	-
Cash, end of period	$3,364	$1,230,163	$3,364

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for mineral property acquisition	$73,400	$45,000	$318,400

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Big Bear Mining Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

Certain 2010 balances have been reclassified to conform to 2011 presentation.

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
-
Cash payment of $15,000 (paid) and issuance of common shares of the Company valued at $30,000 on April 1, 2011 (333,333 shares approved for issuance on April 5, 2011, valued at $0.09 per share which was the closing trading price on March 31, 2011);

-	Cash payment of $20,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2012;
-	Cash payment of $25,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2013; and
-	Cash payment of $30,000 on April 1, 2014.

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Rubicon Option Agreement is in good standing as of June 30, 2011 and the date of this filing.

Sol d’or Option Agreement

Effective April 11, 2010, the Company entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $15,000 (paid) and issuance of 20,000 shares of the Company’s common stock on April 11, 2011 (approved for issuance on April 11, 2011, valued at $2,000);
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;
-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement is in good standing as at June 30, 2011 and the date of this filing.

Stevens Lake Option Agreement

Effective April 13, 2010, the Company entered into a property purchase option agreement (the “Stevens Lake Option Agreement”) with Rubicon Minerals Corp. (“Rubicon”), whereby the Company is entitled to acquire up to 100% interest in three claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the Property.  Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $12,000 (paid) and issuance of 20,000 shares of the Company’s common stock on April 13, 2011 (approved for issuance on May 6, 2011, valued at $1,400);
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement is in good standing as at June 30, 2011 and the date of this filing.

The Company must meet the following work commitments on the Red Lake properties each year:

Claims	Amount
Rubicon Claims	$56,400
Sol d'or Claims	41,200
Stevens Lake Claims	9,600
Total	$107,200

From April 1, 2010 (inception of the first Red Lake option agreement) to June 30, 2011, the Company incurred total exploration costs of $178,000 on the three Red Lake mineral interests, which met the work commitments required by the government of Ontario.

Rattlesnake Property, Wyoming, USA

Rattlesnake Hills Option Agreement

Effective August 2, 2010 the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);
-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement (approved for issuance on August 11, 2011);
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;
-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 payments were made).

In accordance with the Rattlesnake Hills Option Agreement, Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 by August 2, 2012 and $1,600,000 by August 2, 2013. The terms for the work commitment were amended on July 19, 2011, whereby the second year’s work commitment of $1,200,000 was extended by 90 days to October 31, 2012, and the first year commitment was reduced to $652,724. In relation with the amendment 1,500,000 shares of the Company’s common stock were authorized for issuance to Mr. Glasscock on August 11, 2011.

The Rattlesnake Hills Option Agreement is in good standing as at June 30, 2011 and the date of this filing.

From August 2, 2010 (inception of the Rattlesnake Option Agreement) to June 30, 2011, the Company incurred total exploration costs of $784,170 on the Rattlesnake mineral interest.

The Company has recorded a liability for the estimated reclamation costs from the initial work performed on the Rattlesnake property. The liability was estimated to be $23,615 at June 30, 2011 and December 30, 2010.

Lewiston Property, Wyoming, USA

Effective May 10, 2011, the Company entered into a property purchase option agreement (the “Lewiston Property Option Agreement”) with Golden Predator Mines US Inc. (“GPMUS”), a private Nevada corporation, whereby the Company is entitled to acquire 100% interest in mineral claims located in the Lewiston Mining District, Fremont Co., Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Cash payments of $200,000 as follows:
o	$40,000 by March 29, 2012 ($10,000 paid as non-refundable deposit):
o	$40,000 by March 29, 2013;
o	$40,000 by March 29, 2014;
o	$80,000 by March 29, 2015;

-	Issuance of 1,100,000 shares of the Company’s common stock as follows:
o	500,000 shares by May 15, 2011 (approved for issuance on May 9, 2011, valued at $40,000)
o	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Incur exploration expenditures of $1,000,000 as follows:
o	$100,000 by March 29, 2012;
o	$200,000 by March 29, 2013;
o	$500,000 by March 29, 2014;
o	$200,000 by March 29, 2015;

In addition to above consideration, pursuant to the option agreement the Company will make payments for all taxes and mining claims fees and other charges required to maintain the Lewiston Property in good standing. Annual property taxes are estimated to be $28,275 and annual lease payments are estimated to be $8,500.

Upon conveyance of the Lewiston claims, GPMUS will retain an incremental sliding scale interest in net smelter returns of between 3% to 5%, which will be contingent upon the price of gold.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company paid management fees of $60,000 to the President of the Company, incurred management fees of $60,000 to the Company’s Vice President of Exploration, management fees of $18,000 each to two directors of the Company, and $36,000 to a director and the CFO of the Company, respectively. At June 30, 2011, the Company had a balance of $22,000 owed to the directors.

During the six months ended June 30, 2011, the Company incurred $41,545 of geological consulting fees, travel costs to the Company’s mining sites, field supplies and other exploration related costs to a private company of which a director of the Company is a principal. At June 30, 2011, the Company had a balance of $83,921 owed to this private company.

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 5 - COMMON STOCK

In January 2010, the Company received $50,000 as subscription for private placement of 250,000 shares of the Company’s common stock at $0.20 per share. The related common shares were issued on May 5, 2011.

On June 21, 2011, the Company renewed its consulting agreement with VISTA Partners LLC, and issued 1,500,000 shares of the Company’s common stock as consideration in accordance with the consulting agreement. The shares were valued at $120,000 based on the closing price of the Company’s stock on June 21, 2011. The Company must pay a $25,000 expense allowance within 60 days, and continued monthly payments of $10,000. The agreement has a six month term, and renews automatically unless cancelled by either party 30 days before expiration. In the event of renewal, the Company must issue an additional 2,000,000 shares to the consultant.

In March 2011, the Company entered into a financing agreement with Intosh Services Limited. The agreement allowed for up to $500,000 of common stock at $0.15 per share to be purchased by Intosh through March 31, 2011. On April 6, 2011 the Company issued 1,666,667 shares for gross proceeds of $250,000.

NOTE 6 – SUBSEQUENT EVENTS

On July 28, 2011, the Company signed an engagement letter with MidSouth Capital Inc. (“MidSouth”) whereby MidSouth assists the Company raise equity financing for the following consideration:

-	Issue 500,000 shares of the Company’s common stock five business days after the execution of the engagement letter, with the related shares issued on July 29, 2011;
-	10% of the capital raised by MidSouth for the Company; and
-	Issue 100,000 shares of the Company’s common stock per every $100,000 cash raised for the period of two years.

The agreement is for a twelve-month initial period with an option to renew for an additional six months.

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

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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
-
Cash payment of $15,000 (paid) and issuance of common shares of the Company valued at $30,000 on April 1, 2011 (333,333 shares approved for issuance on April 5, 2011, value at $0.09 per share which was the closing trading price on March 31, 2011);

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

On March 31, 2010, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $1,400,000 of our securities until March 31, 2011, unless extended by either our company or Intosh for an additional twelve (12) months. The financing agreement was not extended with Intosh.

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

Effective April 11, 2010, we entered into a property purchase option agreement (the “Sol d’or Option Agreement”) with Perry English for Rubicon, whereby we are entitled to acquire from Rubicon up to 100% interest in nine claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property. Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $16,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $15,000 (paid) and issuance of 20,000 shares of the Company’s common stock on April 11, 2011 (approved for issuance on April 11, 2011, valued at $2,000);
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2012;
-	Cash payment of $25,000 and issuance of 20,000 shares of the Company’s common stock on April 11, 2013; and
-	Cash payment of $35,000 on April 11, 2014.

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

Effective April 13, 2010, we entered into a property purchase option agreement (the “Stevens Lake Option Agreement”) with Perry English for Rubicon, whereby we are entitled to acquire up to 100% interest in three claims in the Birch/Uchi portion of the Red Lake Mining Division of Northwestern Ontario, Canada, and to participate in the further exploration and development of the property.  Considerations for the 100% interest in the nine claims are as follows:

-	Initial cash payment of $7,000 (paid) and issuance of 20,000 shares of the Company’s common stock (issued);
-	Cash payment of $12,000 (paid) and issuance of 20,000 shares of the Company’s common stock on April 13, 2011 (approved for issuance on May 5, 2011, valued at $1,400);
-	Cash payment of $15,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2012;
-	Cash payment of $20,000 and issuance of 20,000 shares of the Company’s common stock on April 13, 2013; and
-	Cash payment of $30,000 on April 13, 2014.

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000. The work commitment for the Stevens Lake property is $9,600 per year.

Effective August 2, 2010, the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);
-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement (authorized for issuance on August 11, 2011);
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;
-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 payments were made).

In accordance with the Rattlesnake Hills Option Agreement, Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills property in accordance with the option agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year.  The terms for the work commitment were amended on July 19, 2011, whereby the second year’s work commitment of $1,200,000 was extended by 90 days to October 31, 2011, and the first year commitment was reduced to $652,724. In relation to the amendment 1,500,000 shares of the Company’s common stock were authorized for issuance to Mr. Glasscock on August 11, 2011.

On July 20, 2010, we issued 450,000 common shares to Vista Partners LLC pursuant to our letter agreement with Vista Partners LLC dated June 10, 2010.  On December 16, 2010 upon renewal of the consulting agreement with Vista we issued another 450,000 shares of our company’s common stock. The securities issued under the letter agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933.

Effective March 30, 2011, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $500,000 of our common stock at $0.15 per share.  As of June 30, 2011, we have received $250,000 for 1,666,667 shares.  The related shares were issued on April 6, 2011.

Effective March 29, 2011, we entered into a letter of intent for a property purchase option agreement (the “Lewiston Property Option Agreement”) with Golden Predator Mines US Inc. (“GPMUS”), a private Nevada corporation, whereby our company is entitled to acquire 100% interest in mineral claims located in the Lewiston Mining District, Fremont Co., Wyoming. The agreement provides our company a period of 45 days to conduct due diligence.  Upon completion of due diligence, our company, at its sole discretion, has the option to either relinquish or exercise its purchase option.  On May 10, 2011 our company completed its due diligence and elected to exercise its purchase option. Considerations for the 100% interest in the claims are as follows:

-	Cash payments of $200,000 as follows:
•	$40,000 by March 29, 2012 ($10,000 paid on April 14, 2011 as non-refundable deposit within five business days from the Effective Date);

•	$40,000 by March 29, 2013;

•	$40,000 by March 29, 2014;

•	$80,000 by March 29, 2015;

-	Issuance of 1,100,000 shares of the Company’s common stock as follows:
•	500,000 shares by May 15, 2011 (approved for issuance on May 9, 2011, valued at $40,000)
•	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Incur exploration expenditures of $1,000,000 as follows:

•	$100,000 by March 29, 2012;

•	$200,000 by March 29, 2013;

•	$500,000 by March 29, 2014;

•	$200,000 by March 29, 2015.

In addition to above consideration, as required by the option agreement, we will make payments for all taxes and mining claims fees and other charges required to maintain the Lewiston Property in good standing. Annual property taxes are estimated to be $28,275 and annual lease payments are estimated to be $8,500.

Upon conveyance of the Lewiston claims, GPMUS will retain an incremental sliding scale interest in net smelter returns of between 3% to 5%, which will be contingent upon the price of gold.

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

Our current operational focus is to complete the terms of the Rattlesnake Hills option agreement, Rubicon option agreement, the Sol D’or option agreement, the Stevens Lake option agreement and the Lewiston option agreement, conduct exploration activities on each of the properties and seek to acquire additional mineral interests in resource properties.

Results of Operations

Three Month Summary ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$325,889		$262,691
Interest Income		$13		$151
Net Loss		$(325,876)		$(262,540)

Expenses

Our total expenses for the three month periods ended June 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended June 30,
	2011	2010
General and administrative	$81,148	$78,784
Consulting and management	$241,053	$166,945
Mineral exploration	$3,688	$16,962

Expenses for the three months ended June 30, 2011, increased by $63,198 from the comparative period in 2010 primarily as a result of our additional consulting and management fees paid to the directors and management appointed at the end of 2010.

Six Month Summary ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$618,374		$270,059
Interest Income		$39		$151
Net Loss		$(618,335)		$(269,908)

Expenses

Our total expenses for the six month periods ended June 30, 2011 and 2010 are outlined in the table below:

	Six Months Ended June 30,
	2011	2010
General and administrative	$174,515	$86,152
Consulting and management	$372,609	$166,945
Mineral exploration	$71,250	$16,962

Expenses for the six months ended June 30, 2011 increased significantly by $348,315 from the comparative period in 2010 primarily because we were inactive during the first quarter of 2010 and only incurred total expense of $7,368.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	June 30, 2011	December 31, 2010	Increase (Decrease)
Current Assets	$15,800	$302,032	$(286,232)
Current Liabilities	$131,718	$118,345	$13,373
Working Capital	$(115,918)	$183,687	$(299,605)

Cash Flows

	Six Months Ended June 30,
	2011	2010
Cash Used in Operating Activities	$(415,487)	$(178,154)
Cash Used in Investing Activities	$(52,000)	$(43,000)
Cash Provided by Financing Activities	$250,000	$1,450,000
Net Increase (Decrease) in Cash During the Period	$(217,487)	$1,228,846

Cash Requirements

We intend to expand exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$590,000
Payments per mineral property option agreements	72,000
Exploration costs	1,200,000
Mining claim maintenance	63,000
Total	$1,925,000
Cash on hand, June 30, 2011	$3,364

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

We will require additional financing in order to enable us to proceed with our plan of operations, as outlined above, including approximately $1,925,000 over the next 12 months to pay for our ongoing expenditures. These expenses include general and administrative, exploration costs, property payments and future property acquisitions.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

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

Effective March 30, 2011, we entered into a financing agreement with Intosh Services Limited, which allowed for up to $500,000 of common stock at $0.15 per share to be purchased by Intosh through March 31, 2011. Our company received $250,000 for 1,666,667 shares. The related shares were issued on April 6, 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2011, our company had a working capital deficit of $115,918 and an accumulated deficit of $2,666,118. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Recent Accounting Pronouncements

During the period ended June 30, 2011, and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of June 30, 2011 we had cash in the amount of $3,364. We currently have minimal operations and we have no income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From March 31, 2011 to June 30, 2011, we made the following sales of unregistered securities for which we did not filed a Form 8-K:

During April and May, 2011, the Company issued 1,916,667 shares of the Company’s common stock for subscriptions received by March 31, 2011. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

During May 2011, the Company issued 373,333 shares of the Company’s common stock to Rubicon as consideration for exercising Red Lake property options. The securities issued under the property option agreements have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

During May 2011, the Company issued 500,000 shares of the Company’s common stock to Golden Predator Mines US Inc. as consideration for exercising Lewiston property options. The securities issued under the property option agreements have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

During June 2011, upon renewal of the consulting letter agreement with Vista we issued further 1,500,000 shares of our company’s common stock pursuant to the consulting letter agreement. The securities issued under the consulting letter agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

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
10.1
Sol d’or Purchase Option Agreement between our company and Perry Vern English for Rubicon Minerals Corp., dated, April 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 23, 2010)

10.2
Stevens Lake Purchase Option Agreement between our company and Perry Vern English for Rubicon Minerals Corp., dated, April 19, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 23, 2010)

10.3	Purchase Option Agreement between our company and Perry English for Rubicon Minerals Corp., dated, April 1, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)
10.4	Share Cancellation/Return to Treasury Agreement between our company and Aaron Hall dated April 27, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 30, 2010)
10.5	Rattlesnake Hills Option Agreement between our company and John Glasscock dated August 2, 2010 (incorporated by reference from our Current Report on Form 8-K filed August 12, 2010).
10.6	Purchase Option Agreement between our company and John Glasscock, dated August 2, 2010 (incorporated by reference from our Current Report on Form 8-K filed September 23, 2010).
10.7*	Consulting Agreement between our company and Vista Partners LLC dated June 1, 2011.
10.8*	Financing Agreement between our company and Intosh Services Limited dated effective March 30, 2011.
10.9*	Lewiston Property Option Agreement between our company and Golden Predator Mines US Inc. dated March 29, 2011.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BEAR MINING CORP.
(Registrant)

Dated: August 18, 2011
Steve Rix
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: August 18, 2011
Michael Schifsky
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)