Form 10-Q
period 2011-09-30
Big Bear Mining Corp.
filed 2011-11-21
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
FORM 10-Q
[Missing Graphic Reference]

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 001-32904

[Missing Graphic Reference]

BIG BEAR MINING CORP.
(Exact name of registrant as specified in its charter)

[Missing Graphic Reference]

Nevada	20-4350483
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

60 E. Rio Salda Parkway, Suite 900
Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (480) 253-0323

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 17, 2011, the registrant had 99,580,000 common shares issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

These consolidated financial statements have been prepared by our company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2011, and our results of operations, and our cash flows for the three and nine month period ended September 30, 2011 and 2010, and the period from inception through September 30, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-K.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)

Current assets:
Cash and cash equivalent	$88,216	$220,851
Restricted cash	-	54,200
Prepaid expenses	5,730	26,981
Total current assets	93,946	302,032

Equipment, net	1,350	2,445
Mineral properties	730,400	538,000
Total assets	$825,696	$842,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,970	$8,412
Accounts payable – related party	47,021	109,933
Note payable - related party	5,500	-
Total current liabilities	86,491	118,345

Other liability	23,615	23,615
Total liabilities	110,106	141,960

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 1,500,000,000 shares authorized, 99,580,000 and 81,890,000 shares issued and outstanding as at September 30, 2011 and December 31, 2010 respectively	99,580	81,890
Additional paid-in-capital	3,627,620	2,666,410
Deficit accumulated during the exploration stage	(3,011,610)	(2,047,783)
Total stockholders' equity	715,590	700,517
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$825,696	$842,477
See accompanying notes to financial statements

BIG BEAR MINING CORP. (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
and the Period from April 14, 2005 (Inception) through September 30, 2011
(Unaudited)

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010	Inception through September 30, 2011

Expenses:
General and administrative	$84,583	$76,275	$259,099	$162,427	$590,956
Consulting and management	51,000	129,132	423,609	296,077	1,198,685
Mineral exploration	209,909	410,428	281,159	427,390	1,222,832
Net loss from operations	(345,492)	(615,835)	(963,867)	(885,894)	(3,012,473)
Other income:
Interest income	-	553	40	704	863
Total Other Income	-	553	40	704	863
Net loss	$(345,492)	$(615,282)	$(963,827)	$(885,190)	$(3,011,610)
Net loss per share:
Basic and diluted	$(.00)	$(.01)	$(.01)	$(.01)
Weighted average shares outstanding:
Basic and diluted	91,964,783	107,046,850	86,043,602	73,302,609

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
and the Period from April 14, 2005 (Inception) through September 30, 2011
(Unaudited)

	Nine Months Ended	Nine Months Ended	Inception through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(963,827)	$(885,190)	$(3,011,610)
Adjustment to reconcile net loss to cash used in operating activities
Shares issued for services	288,500	130,500	797,000
Depreciation expense	1,095	110	1,570
Changes in operating assets and liabilities:
Restricted cash	54,200	-	-
Prepaid expenses	21,251	(31,363)	(5,730)
Accounts payable	25,558	(12,290)	33,970
Accounts payable – related party	(62,912)	143,417	46,526
Other liability	-		23,615
CASH FLOWS USED IN OPERATING ACTIVITIES	(636,135)	(654,816)	(2,114,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(2,920)	(2,920)
Acquisition of mineral properties	(52,000)	(293,000)	(345,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(52,000)	(295,920)	(347,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	5,500	-	5,500
Proceeds from shareholder advance	-	-	495
Proceeds from sale of common stock	550,000	1,450,000	2,544,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	555,500	1,450,000	2,550,795

NET CHANGE IN CASH	(132,635)	499,264	88,216
Cash, beginning of period	220,851	1,317	-
Cash, end of period	$88,216	$500,581	$88,216

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for mineral property acquisition	$140,400	$245,000	$385,400

See accompanying notes to financial statements

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Unaudited)

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

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Rubicon Option Agreement is in good standing as of September 30, 2011 and the date of this filing.

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

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement is in good standing as at September 30, 2011 and the date of this filing.

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

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement is in good standing as at September 30, 2011 and the date of this filing.

The Company must meet the following work commitments on the Red Lake properties each year:

Claims	Amount
Rubicon Claims	$56,400
Sol d'or Claims	41,200
Stevens Lake Claims	9,600
Total	$107,200

From April 1, 2010 (inception of the first Red Lake option agreement) to September 30, 2011, the Company incurred total exploration costs of $181,346 on the three Red Lake mineral interests, which met the work commitments required by the government of Ontario.

Rattlesnake Property, Wyoming, USA

Rattlesnake Hills Option Agreement

Effective August 2, 2010 the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);

-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement (approved for issuance on August 11, 2011, valued at $67,000)
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;

-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 payments were made).

In accordance with the Rattlesnake Hills Option Agreement, Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills Property in accordance with the Option Agreement is $800,000 during the first year, $1,200,000 by August 2, 2012 and $1,600,000 by August 2, 2013. The terms for the work commitment were amended on July 19, 2011, whereby the second year’s work commitment of $1,200,000 was extended by 90 days to October 31, 2012, and the first year commitment was reduced to $652,724. In relation with the amendment 1,500,000 shares of the Company’s common stock were authorized for issuance to Mr. Glasscock on August 11, 2011, with a fair value of $100,500.

The Rattlesnake Hills Option Agreement is in good standing as at September 30, 2011 and the date of this filing.

From August 2, 2010 (inception of the Rattlesnake Option Agreement) to September 30, 2011, the Company incurred total exploration costs of $946,265 on the Rattlesnake mineral interest.

The Company has recorded a liability for the estimated reclamation costs from the initial work performed on the Rattlesnake property. The liability was estimated to be $23,615 at September 30, 2011 and December 30, 2010.

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

In addition to above consideration, pursuant to the option agreement the Company will make payments for all taxes and mining claims fees and other charges required to maintain the Lewiston Property in good standing. Annual property taxes are estimated to be $102,000 and annual lease payments are estimated to be $17,500.

Upon conveyance of the Lewiston claims, GPMUS will retain an incremental sliding scale interest in net smelter returns of  3% to 5%, which will be contingent upon the price of gold.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company paid management fees of $80,000 to the President of the Company, incurred management fees of $63,000 to the Company’s Vice President of Exploration, management fees of $21,000 each to two directors of the Company, and $42,000 to a director and the CFO of the Company, respectively. At September  30, 2011, the Company had a balance of $13,000 owed to the directors.

During the nine months ended September 30, 2011, the Company incurred $41,545 of geological consulting fees, travel costs to the Company’s mining sites, field supplies and other exploration related costs to a private company of which a director of the Company is a principal. At September 30, 2011, the Company had a balance of $33,921 owed to this private company.

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

In July 2011, the Company issued 500,000 shares of common stock to MidSouth Capital as part of the agreement in Note 6, valued at $40,000.

In August 2011, the Company issued 10,000,000 shares of common stock to Southern Legacy Minerals for cash proceeds of $300,000.

On August 24, 2011, the Company issued 400,000 shares of common stock to four directors of the company for past services, valued at $28,000.

On August 24, 2011, Southern Legacy Minerals, Inc. (“Southern Legacy”) purchased a total 22,000,000 shares of our common stock from Steve Rix, our former director and officer, in a private transaction for $125,000.  The funds used for this share purchase were Southern Legacy’s funds.  Southern Legacy now owns 32.1% of our company’s issued and outstanding shares of common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On July 28, 2011, the Company signed an engagement letter with MidSouth Capital Inc. (“MidSouth”) whereby MidSouth assists the Company in raising equity financing for the following consideration:

-	Issue 500,000 shares of the Company’s common stock five business days after the execution of the engagement letter, with the related shares issued on July 29, 2011;
-	10% of the capital raised by MidSouth for the Company; and

-	Issue 100,000 shares of the Company’s common stock per every $100,000 cash raised for the period of two years.

The agreement is for a twelve-month initial period with the Company's option to renew for an additional six months.

 NOTE 7 – SUBSEQUENT EVENTS

 On November 1, 2011, the Company agreed to a debt settlement with WL Macdonald Law Corporation by which the Company will issue 233,631 shares of common stock with a fair value of approximately $7,000.

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

As of September 30, 2010, in accordance with the financing agreement our company received Advances of $1,400,000 for which the shares were issued on September 7, 2010.

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

Effective August 2, 2010, the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);

-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement (approved for issuance on August 11, 2011, valued at $67,000);
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;

-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 payments were made).

In accordance with the Rattlesnake Hills Option Agreement, Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

The work commitment on Rattlesnake Hills property in accordance with the option agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year.  The terms for the work commitment were amended on July 19, 2011, whereby the second year’s work commitment of $1,200,000 was extended by 90 days to October 31, 2012, and the first year commitment was reduced to $652,724. In relation to the amendment 1,500,000 shares of the Company’s common stock were approved for issuance to Mr. Glasscock on August 11, 2011, valued at $100,500.

On July 20, 2010, we issued 450,000 common shares to Vista Partners LLC pursuant to our letter agreement with Vista Partners LLC dated June 10, 2010.  On December 16, 2010 upon renewal of the consulting agreement with Vista we issued another 450,000 shares of our company’s common stock.  On June 21, 2011, upon another renewal of the consulting agreement with Vista, we issued another 1,500,000 shares of our company’s common stock. The securities issued under the letter agreement have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements.  These shares were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933.

Effective March 30, 2011, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $500,000 of our common stock at $0.15 per share.  As of September 30, 2011, we have received $250,000 for 1,666,667 shares.  The related shares were issued on April 6, 2011.

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

In addition to above consideration, as required by the option agreement, we will make payments for all taxes and mining claims fees and other charges required to maintain the Lewiston Property in good standing. Annual property taxes are estimated to be $102,000 and annual lease payments are estimated to be $17,500.

Upon conveyance of the Lewiston claims, GPMUS will retain an incremental sliding scale interest in net smelter returns of 3% to 5%, which will be contingent upon the price of gold.

On July 28, 2011, the Company signed an engagement letter with MidSouth Capital Inc. (“MidSouth”) whereby MidSouth assists the Company in raising equity financing for the following consideration:

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

On August 24, 2011, Southern Legacy Minerals, Inc. (“Southern Legacy”), purchased a total 22,000,000 shares of our common stock from Steve Rix, our former director and officer, in a private transaction for $125,000.  The funds used for this share purchase were Southern Legacy’s funds.  Southern Legacy now owns 32.1% of our company’s issued and outstanding shares of common stock.

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

Results of Operations

Three Month Summary ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	2010
Revenue	$-	$-
Operating Expenses	$345,492	$615,835
Interest Income	$-	$553
Net Loss	$(345,492)	$(615,282)

Expenses

Our total expenses for the three month periods ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended September 30,
	2011	2010
General and administrative	$84,583	$76,275
Consulting and management	$51,000	$129,132
Mineral exploration	$209,909	$410,428

Expenses for the three months ended September 30, 2011 decreased by $270,343 from the comparative period in 2010 primarily as a result of a decrease in consulting and management fees and a decrease in mineral exploration.

Nine Month Summary ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Revenue	$-	$-
Operating Expenses	$963,867	$885,894
Interest Income	$40	$704
Net Loss	$(963,827)	$(885,190)

Expenses

Our total expenses for the nine month periods ended September 30, 2011 and 2010 are outlined in the table below:

	Nine Months Ended September 30,
	2011	2010
General and administrative	$259,099	$162,427
Consulting and management	$423,609	$296,077
Mineral exploration	$281,159	$427,390

Expenses for the nine months ended September 30, 2011 were increased $77,973 with the comparative period in 2010 primarily as a result of an increase in consulting and management fees and general and administrative offset by a decrease in mineral exploration.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	September 30, 2011	December 31, 2010	Increase (Decrease)
Current Assets	$93,946	$302,032	$(208,086)
Current Liabilities	$86,491	$118,345	$(31,854)
Working Capital	$7,455	$183,687	$(176,232)

Cash Flows

	Nine Months Ended September 30,
	2011	2010
Cash Used in Operating Activities	$(636,135)	$(654,816)
Cash Used in Investing Activities	$(52,000)	$(295,920)
Cash Provided by Financing Activities	$555,500	$1,450,000
Net Increase (Decrease) in Cash During the Period	$(132,635)	$499,264

Cash Requirements

We intend to expand exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$590,000
Payments per mineral property option agreements	72,000
Exploration costs	1,200,000
Mining claim maintenance	63,000
Total	$1,925,000
Cash on hand, September 30, 2011	$88,216

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

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2011, our company had working capital of $7,455 and an accumulated deficit of $3,011,610. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of our company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

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

Recent Accounting Pronouncements

During the period ended September 30, 2011, and subsequently, the Financial Accounting Standards Board (“FASB”) has issued a number of financial accounting standards, none of which did or are expected to have a material impact on our company’s results of operations, financial position, or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our current operating funds are less than necessary to complete all intended exploration of the properties, and therefore we will need to obtain additional financing in order to complete our business plan.  As of September 30, 2011 we had cash in the amount of $88,216. We currently have minimal operations and we have no income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2011 to September 30, 2011, we made the following sales of unregistered securities for which we did not file a Form 8-K:

During July 2011, the Company issued 500,000 shares of the Company’s common stock to Midsouth Capital, Inc. as consideration for assisting the Company in obtaining equity financing. The securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements. These shares were issued pursuant to an exemption from registration in section 4(2) of the Securities Act of 1933.

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

BIG BEAR MINING CORP.
(Registrant)

Dated: November 21, 2011	/s/ James G. Baughman
James G. Baughman
President, Treasurer, Secretary and Director
(Principal Executive Officer)

Dated: November 21, 2011	/s/ John Ryan John Ryan Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)