Form 10-K
period 2011-12-31
Big Bear Mining Corp.
filed 2012-05-14
CIK 1354213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Common stock, par value of $0.001
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

Yes ¨No x
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
Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $6,894,400 based on a $0.078 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
120,463,632 as of April 26, 2012

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

-	Cash payment of $20,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2012;

-	payment of $25,000 and issuance of common shares of the Company valued at $30,000 on April 1, 2013; and

-	Cash payment of $30,000 on April 1, 2014

In accordance with the Rubicon Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which our company has the option to purchase with cash payment of $1,000,000. The work commitment on the Rubicon claims is $56,400 per year. The Rubicon Option Agreement was relinquished and an impairment charge of $65,000 was recorded as of December 31, 2011.

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

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000. The work commitment on the Sol d’or property is $41,700 per year.  The Sol d’or Option Agreement was relinquished and an impairment charge of $62,200 was recorded as of December 31, 2011.

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

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000. The work commitment for the Stevens Lake property is $9,600 per year.  The Stevens Lake Option Agreement was relinquished and an impairment charge of $36,200 was recorded as of December 31, 2011.

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

Effective August 2, 2010, the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);

-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement (approved for issuance on August 11, 2011, valued at $67,000);
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;

-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 and 2011 payments were made).

In accordance with the Rattlesnake Hills Option Agreement, Mr. Glasscock retains a royalty of 2% of the net smelter returns, 50% of which we have the option to purchase with cash payment of $1,000,000.

The work commitment on the Rattlesnake Hills property in accordance with the option agreement is $800,000 during the first year, $1,200,000 during the second year and $1,600,000 during the third year.  The terms for the work commitment were amended on July 19, 2011, whereby the second year’s work commitment of $1,200,000 was extended by 90 days to October 31, 2012, and the first year commitment was reduced to $652,724. In relation to the amendment 1,500,000 shares of the Company’s common stock were approved for issuance to Mr. Glasscock on August 11, 2011, valued at $100,500.

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

•
$40,000 by March 29, 2012 ($10,000 paid on April 14, 2011 as non-refundable deposit within five business days from the Effective Date); the remaining $30,000 has not been paid as of the date of this filing, however. The Company received on extension for payment through June 29, 2012.

•	$40,000 by March 29, 2013;

•	$40,000 by March 29, 2014;

•	$80,000 by March 29, 2015;

-	Issuance of 1,100,000 shares of the Company’s common stock as follows:

•	500,000 shares by May 15, 2011 (approved for issuance on May 9, 2011, valued at $40,000)

•	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Incur exploration expenditures of $1,000,000 as follows:

•	$100,000 by March 29, 2012; the Company has met this requirement as of the date of this filing.

•	$200,000 by March 29, 2013;

•	$500,000 by March 29, 2014;

•	$200,000 by March 29, 2015.

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

Effective March 30, 2011, we entered into a financing agreement with Intosh Services Limited, whereby we had the right to request Intosh to purchase up to $500,000 of our common stock at $0.15 per share.  As of December 31, 2011, we have received $250,000 for 1,666,667 shares.  The related shares were issued on April 6, 2011.

On July 28, 2011, our company signed an engagement letter with MidSouth Capital Inc. (“MidSouth”) whereby MidSouth assists our company in raising equity financing for the following consideration:

-	Issue 500,000 shares of our company’s common stock five business days after the execution of the engagement letter, with the related shares issued on July 29, 2011;
-	10% of the capital raised by MidSouth for our company; and

-	Issue 100,000 shares of our company’s common stock per every $100,000 cash raised for the period of two years.

The agreement is for a twelve-month initial period with an option to renew for an additional six months.

On August 24, 2011, Southern Legacy Minerals, Inc., purchased a total 22,000,000 shares of our common stock from Steve Rix, our former director and officer, in a private transaction for $125,000.  Southern Legacy now owns 32.1% of our company’s issued and outstanding shares of common stock.

On November 28, 2011, our company signed an engagement letter with World Stock Exchange, LLC whereby World Stock Exchange assists our company in raising equity financing for the following consideration:

-	Issue 300,000 shares of our company’s common stock, valued at $7,590, due upon execution of the engagement letter, with the related shares issued on December 9, 2011;
-	10% of the capital raised by World Stock Exchange for our company; and

The agreement is for a twelve-month initial period.

On December 12, 2011, the Company signed an advertising, public relations and marketing letter with StockVest Inc. whereby StockVest will provide advertising service for the  Company for the following consideration:

-	750,000 restricted shares, valued at $20,250

The contract expires June 15, 2012.  The related shares were issued in 2011.  The Company chose to renew their contract early on March 5, 2012 for the following consideration:

-	1,500,000 restricted shares

The contract expires December 31, 2013.  The related shares were issued on March 8, 2012.

Our fiscal year end is December 31.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral interests and resource properties in North America.  We maintain our statutory registered agent's office at 1859 Whitney Mesa Drive, Henderson, Nevada 89014 and our business office is located at 60 E Rio Salado Parkway, Suite 900, Tempe, Arizona  85281.

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

Our current operational focus is to complete the terms of the Rattlesnake Hills and Lewiston Property Option Agreements,  and to conduct exploration activities on each of the properties, including the Elk City, ID claims.

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

Governmental Regulations

We currently hold options to acquire properties in the states of Wyoming and Idaho  Our mineral exploration program will be subject to regulations similar to the following:

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

Our independent registered public accounting firm’s report on our audited financial statements for the year ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Property held by us: As of the date of this current report on Form 10-K, we hold options to acquire interests in Rattlesnake Hills  and Lewiston Properties.  For a description of the option agreements, please see the section entitled “Business” above.

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

Title

The properties are all unpatented mining claims in good standing with the Ontario Ministry of Northern Development, Mines and Foresty (MNDMF) registered to Perry English.  Perry English has granted an option to Big Bear Mining which requires cash and stock payments, the terms of which are set out in the section entitled “Business”.   In order to maintain ownership of the property we must maintain the option agreement in good standing and meet the work requirements of the MNDMF which are annual requirements calculated on the property size.  On an annual basis the MNDMF requires eligible work to be carried out on the property with a cash value of CAD$56,400.

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

Table 1.  Assessment files in the Shabu Lake map area (NTS 52N07SW).

AFRI File	Year	AFRO ID	Performed For	Drilling	Geology	Geochem	Geophysics
52N07SW0008	1963	DDH 10	FLINT ROCK MINES LTD	x
52N07SW0007	1967	DDH 11	MADSEN RL AU MINES LTD	x
52N07SW0005	1969	DDH 13	G J CIGLEN	x
52N07SW0006	1969	DDH 12	FLINT ROCK MINES LTD	x
52N07SW0003	1985	2.7641	SUMMIT RED L GOLD MINES LTD			x	x
52N07SW0002	1987	63.519	FLINT ROCK MINES LTD	x	x
52N07SW0004	1988	DDH 14	SHABU GOLD MINES LTD	x
52N07SW9913	1993	2.1494	ASARCO EXPL CO OF CAN LTD		x		x
52N07SW2001	2002	2.25014	FRONTEER DVLPMT GROUP INC		x	x	x
52N08NE2003	2003	2.27483	ILBEY ENTERPRISES LTD			x	x
52N07SW2002	2004	2.27325	FRONTEER DVLPMT GROUP INC			x
52N07SW2003	2004	2.27924	FRONTEER DVLPMT GROUP INC	x

Property Status

This option was relinquished as of December 31, 2011.

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

Code           Name

SB-1           Flint Rock Mines Ltd. Occurrence (Shabu Lake Occurrence)

SB-2           Leonard Lake Occurrences

SB-3           Madsen Red Lake Gold Mines Occurrence

SB-4           Sheehan Lake Prospect

SKINNER TOWNSHIP (52N07SW)

SK-1           Bathurst Mine

SK-2           Dunkin Prospect

SK-3           Noramco Explorations Inc., Skinner Township Occurrences

SK-4           Price-Logan Occurrence

Code	SB-1

Name	FLINT ROCK MINES LTD. OCCURRENCE (SHABU LAKE OCCURRENCE) -

Map area	SHABU LAKE AREA

NTS	52N07SW

LOCAION
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

DESCRIPTION

Regional Structures
A syncline with a highly strained core trends northwest, parallel to the northwestern arm of Shabu Lake and a second fold axial trace trends north-northeast, and defines a broad syncline in the southeastern section of Shabu Lake (Fyon and ODonnell (1986))

Geology
Northwest-trending, pillowed and massive mafic metavolcanic flows outcrop on the east shore of Shabu Lake. A 400- to 500-foot thick marble unit (Pryslak 1974) which extends along the southeast shore of Shabu Lake is overlain to the east by fine-bedded, siliceous metasediments which are 200 feet thick (Pryslak 1974). The supracrustal rocks are part of the Cycle II metavolcanic sequence (Thurston 1986). The metasediments and metavolcanic rocks are intruded by porphyritic, biotite granodiorite of the Mainprize Lake granitoid comples.

Mineralization
The marble and siliceous metasediments host abundant disseminated and massive sulphide mineralization consisting of pyrite and pyrrhotite, with minor chalcopyrite, sphalerite and galena. Lenses of massive sulphides are up to 10 feet wide.

OWNERSHIP AND DEVELOPMENT

1966	A contiguous group of 79 mining claims was staked by Madsen Red Lake Gold Mines Ltd.

1967	Madsen Mines conducted linecutting, electromagnetic and magnetic surveys trenching, sampling and diamond drilled 10 holes totalling 3,370 feet.

1969	C.C. Huston and Associates flew airborne electromagnetic, magnetic and radiometric surveys over the area.

1988	Canadian Eagle Exploration Inc. (formerly Shabu Gold Mines Ltd.) flew airborne electromagnetic, resistivity and magneti surveys over the area.

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

[DUPLICATE]Code SK-1

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

Quartz veins at the Harbour showing are weakly to moderately boudinaged and one vein is intruded by a 2- to 3-foot wide lamprophyre dike.

OWNERSHIP AND DEVELOPMENT

1926	T. Dunkin discovered gold on Narrow Lake and conducted some trenching; he staked 13 mining claims, KRL 4428 to 4430, 4433 to 4438, 4447 to 4449 and4926.

1927	Dunkin Gold Mines Ltd. acquired the property and completed a considerable amount of trenching, stripping and sampling.

1928	Dunkin Gold Mines Ltd. sunk a three-compartment shaft to a depth of 50 feet on mining claim KRL 4434 and a headframe was erected.

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

Title and Ownership

The properties are all unpatented mining claims in good standing with the Ontario Ministry of Northern Development, Mines and Foresty (MNDMF) registered to Perry English.  Perry English has granted an option to Big Bear Mining which requires cash and stock payments, the terms of which are set out in the section entitled “Business”.  In order to maintain ownership of the property Big Bear must maintain the option agreement in good standing and meet the work requirements of the MNDMF which are annual requirements calculated on the property size.  On an annual basis the MNDMF requires eligible work to be carried out on the property with a cash value of CAD$41,200.

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

Present state of Property

This option was relinquished as of December 31, 2011.

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

Description of title

The properties are all unpatented mining claims in good standing with the Ontario Ministry of Northern Development, Mines and Foresty (MNDMF) registered to Perry English.  Perry English has granted an option to Big Bear Mining which requires cash and stock payments, the terms of which are set out in the section entitled “Business”. In order to maintain ownership of the property we must maintain the option agreement in good standing and meet the work requirements of the MNDMF which are annual requirements calculated on the property size.  On an annual basis the MNDMF requires eligible work to be carried out on the property with a cash value of CAD$9,600.

History

Holder Year	Reference(s)	Summary
Hurley Claims 1935	2.3754 OGS P1216
Earliest recorded exploration the Hurley Claims which include the current Goodall Property.
Gold-bearing quartz veins and shears were found in the vicinity of Stevens and MacDonald Lakes. Visible gold and panned colours was noted in many cases. No assays reported.

Ben Rouillard 1939	2.3754 OGS P1216
Trenching and sampling of mineralized quartz veins and shears between MacDonald and Washagomis Lakes [to the east of the current property]. Visible gold was reported in all trenches
Work focused on the "Kelly Vein", a shear zone, hosted quartz vein near a diorite-metavolcanic contact which was traced for 4,000’.
Gold assays to 1.86 oz. gold per ton were reported.

Andy Hagar 1958	Private Files1
Mr. Hagar collected 12 mineralized rock samples from trenches and pits on the property.
J. L. Morton (Madsen RL GML) reported:
• 0.23 and 0.17 oz/T Au in two pyrite and arsenopyrite-bearing of dark sheared rock samples of assayed. gold per ton. Another sample rich in returned
• 5.14 oz/T Au from a sample containing sphalerite and chalcopyrite.
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

  1 Morton, J.L. 1958 Report on Geological Examination on claims 41889 and 41891, Goodall Township" made available to Willoughby by Andy Hagar in February, 1987.

Present condition

This option was relinquished as of December 31, 2011.

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

Big Bear Mining optioned the mining properties from John W. Glasscock as described in an agreement dated July, 7, 2010. Big Bear has an option to earn a 100% interest by spending $3,600,000.00 on exploration over three years and the issuance of 3.0 M shares. The optionor also maintains a 2% Net Smelter Return. Big Bear is obligated to maintain the status of claims and leases through filing appropriate documentation and remitting rent to the US Bureau of Land Management and the Wyoming State Land Department annually.

The terms for the work commitment were amended on July 19, 2011, whereby the second year’s work commitment of $1,200,000 was extended by 90 days to October 31, 2012, and the first year commitment was reduced to $652,724. In relation with the amendment 1,500,000 shares of the Company’s common stock were authorized for issuance to Mr. Glasscock on August 11, 2011, with a fair value of $100,500.

BLM Rent

•	Rent on mining claims registered with the BLM is due by September 1 annually, as shown below:

•	2010 – 2011 452 claims $140/claim $63,280

•	2011 – 2012 452 claims $140/claim $63,280

•	2012 – 2013 452 claims $140/claim $63,280

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

Present Condition

The registrants plans for the Rattlesnake Hills claims in 2012 are to conduct additional soil sampling and build on the 2010 drill program.

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

Lewiston Claims

The Location and Access to the property.
Access to the property is by Wyoming Highway 28 south from Lander for thirty miles then southwest on a gravel road to Atlantic City, a distance of 3 miles.  From Atlantic City travel east on County Road 511 eleven miles to Lewiston.

The property is comprised of 175 unpatented claims and 3 patented mining claims owned by Golden Predator and 8 patented claims and 10 unpatented claims held under lease by Golden Predator at Lewiston.  In addition, the Company staked 78 federal mining claims in 2011.  Lewiston is located in the south half of T29N, R99W and the north half of T28N, R99W of the 6th Principal Meridian in Fremont County, Wyoming.

Title and Ownership

Big Bear Mining has an option to acquire 100% ownership in 175 unpatented claims and three patented claims under the terms of agreement dated March 29, 2011.  Terms of the four-year earn-in are $200,000 in cash, 1.1 million shares of Big Bear Mining common stock, and $1.0 million in exploration expenditures.  There is a NSR (Net Smelter Royalty) tied to gold prices and capped at 5%.  Big Bear also has eight patented claims and 10 unpatented claims under lease.  Big Bear is obligated to maintain the status of claims and leases through filing appropriate documentation and remitting rent to the US Bureau of Land Management and the Wyoming State Land Department annually.

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

History

The Lewiston gold district is of a type of gold occurrence called a greenstone shear zone hosted vein deposit. These deposits have been prolific gold producers throughout the world. Archean rocks in Wyoming are exposed due to large scale Laramide faulting that created the Wind River Mountains to the north of Lewiston. Gold was discovered at South Pass (7 miles to the west) in the 1867 and at Lewiston in 1895. There is no documented gold production from the district but reports and newspaper articles describe gold in quartz veins with some workings (Hidden Hand) having spectacular ore specimens. A total of 200,000 ounces may have been mined from the Lewiston district.

The Lewiston district has not been drilled. The only drill program of substance was carried out by The Anaconda Company in the early 1970’s at South Pass on the Carissa Mine. Of note is that every Anaconda drill hole encountered gold mineralization, with the average grade 0.20 ounce per ton.

The Lewiston mining district occurs within a complex sequence of Archean, volcano-sedimentary rocks, exposed along the southeastern margin of the Wind River Mountains.  Regional mapping has subdivided the stratigraphy into three groups that define a major synform, trending northeast and plunging gently to the southwest.  Lewiston occurs on the eastern limb of the regional synform.

Auriferous quartz veins are hosted in shear zones within a thick, greywacke sequence of the Miners Delight Formation, often at the contact with heterogeneous amphibolite units.  These concordant amphibolites are in part, igneous bodies and in part, interlayered, metamorphosed, chemical and clastic sediments.

Previous workers at Lewiston have identified two gold targets from surface exposures of shear zones. 1.) Mulit-stage quartz veins 1.5 to 2.5 meters in width with strike lengths of 30 to 150 meters and grades of 3 to 22 grams of gold per tonne and 2.) disseminated gold in shear zones as demonstrated by US Borax’s work at the Ruby Mine Wolf ?where sampling yielded 8 meters at 3.6 g/t gold.

Multi-staged quartz veins were mapped by Anaconda and at least four events are recognized:

•	Initial quartz veining may be present that pre-dates the earliest deformation.
•	Close folding, locally isoclinal, of quartz veins and host sediments; axial planar to the dominate north east foliation.
•	Renewed shearing and emplacement of foliation parallel quartz veins.
•	A final shearing event, slivering the foliation parallel veins.

Anaconda concluded that available data suggested the highest gold values are associated with quartz fissure veins in areas that have been affected by late-stage, brittle deformation.

Vein mineralization is simple with quartz dominate and accompanied by accessory biotite, apple green epidote, sericite, and limonite after sulfides.

The Wolf mine, under lease by BBMC was sampled by US Borax in 1984 and results showed a composite zone 8 meters wide that averaged 3.6 g/t gold.  Surface sampling and mapping extended the shear for 800 meters along strike.  Gold occurs as quartz stringers in a meta-greywacke exposed in numerous pits and near the shaft collar.

Golden Predator’s processor company Energy Metals completed a drilling application with the BLM to drill the Wolf claims in 2005 but did not complete the project.

Present state of Property

The Company's plans for 2012 for Lewiston is to conduct further geologic mapping and sampling, geophysics, and to initiate a drill program by year end.

Potential economic Significance

Lewiston is the rare gold property in that it has not been drill tested and hosts gold in a setting that has produced many gold deposits (Archean shear zone hosted – see attached paper). The historical gold workings on the property are good initial drill targets – this is a drill ready property with excellent access in a mine friendly state.

Item 3.              Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.              Mining Safety Disclosures

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through February 22, 2011 our common shares were quoted on the OTCBB under the symbol “BGBR.” Effective February 23, 2011 our common shares are quoted on the OTCQB under the same symbol. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2011	$0.072	$0.02
September 30, 2011	$0.09	$0.05
June 30, 2011	$0.10	$0.07
Mach 31, 2011	$0.146	$0.08
December 31, 2010	$0.16	$0.06
September 30, 2010	$0.24	$0.205
June 30, 2010	$1.75	$0.18
March 31, 2010	$0.77	$0.01
December 31, 2009	$N/A(2)	$N/A(2)

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

On April 20, 2012, we had 23 registered shareholders and 120,263,632 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The following information should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2011 and 2010.

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31
	2011		2010
Revenue	$	Nil	$	Nil
Expenses		$1,348,377		$1,992,338
Net Loss		$(1,348,337)		$(1,991,515)

Expenses

Our total expenses for the years ended December 31, 2011 and December 31, 2010 are outlined in the table below:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Expenses:
General and administrative	$314,031	$276,589
Consulting and management	489,107	775,076
Mineral exploration	381,839	940,673
Impairment of mining properties	163,400	-
Total expenses	$1,348,377	$1,992,338

Expenses during the year ended December 31, 2011 decreased to $1,348,377 from $1,992,338 during the same period in 2010.  The decrease was due to consulting and management fees, and exploration expense.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.  Interest income during the year ended December 31, 2011 is $40 vs. $823 in 2010.

Liquidity and Financial Condition

Working Capital
	At December 31, 2011	At December 31, 2010	Increase/ Decrease
Current Assets	$5,993	$302,032	$(296,039)
Current Liabilities	$184,434	$118,345	$66,089
Working Capital (deficit)	$(178,441)	$183,687	$(362,128)

Cash Flows
	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Cash Used in Operating Activities	$(724,088)	$(1,434,546)
Net Cash Used in Investing Activities	$(52,000)	$(295,920)
Net Cash Provided by Financing Activities	$555,500	$1,950,000
Net Change in Cash During the Period	$(220,588)	$219,534

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

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  The factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

Plan of Operation and Cash Requirements

Estimated Net Expenditures During the Next Twelve Months

We intend to conduct exploration activities on our newly optioned properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Specifically, we estimate our operating expenditure requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expenditures	Amount
General and administrative	$125,000
Future property acquisitions	$0
Exploration costs	$2,000,000
Property payments	$80,000
Total	$2,205,000

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

Going Concern

As of December 31, 2011, our company has accumulated losses of $3,396,120 since inception, has negative working capital of $178,441 and has earned no revenues since inception.  We intend to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.  The ability of our company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8.   Financial Statements and Supplementary Data

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Big Bear Mining Corp.
(An Exploration Stage Company)
Tempe, Arizona

We have audited the accompanying balance sheets of Big Bear Mining Corp. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended and for the period from April 14, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Bear Mining Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, and for the period from April 14, 2005 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 16, 2012

BIG BEAR MINING CORP
(An Exploration Stage Company)
BALANCE SHEETS

	December 31	December 31
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$263	$220,851
Restricted cash	-	54,200
Prepaid expense	5,730	26,981
TOTAL CURRENT ASSETS	5,993	302,032

Property and equipment, net of depreciation	985	2,445

MINING PROPERTIES	567,000	538,000

TOTAL ASSETS	$573,978	$842,477

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$25,373	$8,412
Accounts payable-related party	153,561	109,933
Note payable - related party	5,500	-
TOTAL CURRENT LIABILITIES	184,434	118,345

Other liability	23,615	23,615

TOTAL LIABILITIES	208,049	141,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000
shares authorized; 100,863,632 and 81,890,000, issued
and outstanding, respectively	100,864	81,890
Additional paid-in capital	3,661,185	2,666,410
Deficit accumulated during the exploration stage	(3,396,120)	(2,047,783)
TOTAL STOCKHOLDERS' EQUITY	365,929	700,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	573,978	842,477

The accompanying notes are an integral part of these financial statements.

BIG BEAR MINING CORP
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Inception
	Year Ended	Year Ended	through
	December 31	December 31	December 31
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES
General and administrative	314,031	276,589	645,888
Consulting and management	489,107	775,076	1,264,183
Mineral exploration	381,839	940,673	1,323,512
Impairment of mining property	163,400	-	163,400
Total Expenses	1,348,377	1,992,338	3,396,983

LOSS FROM OPERATIONS	(1,348,377)	(1,992,338)	(3,396,983)

OTHER INCOME
Interest income	40	823	863
Total Other Income	40	823	863

NET LOSS	$(1,348,337)	$(1,991,515)	$(3,396,120)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	89,560,086	99,424,027

The accompanying notes are an integral part of these financial statements.

BIG BEAR MINING CORP
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2007	138,950,000	$138,950	$(94,150)	$(26,160)	$18,640

Net loss	-	-	-	(13,516)	(13,516)

Balance, December 31, 2008	138,950,000	138,950	(94,150)	(39,676)	5,124

Net loss	-	-	-	(16,592)	(16,592)

Balance, December 31, 2009	138,950,000	138,950	(94,150)	(56,268)	(11,468)

Common stock issued for cash	4,000,000	4,000	1,946,000	-	1,950,000

Common stock issued for mineral properties	1,040,000	1,040	243,960	-	245,000

Common stock issued for services	4,650,000	4,650	503,850	-	508,500

Cancellation of common stock	(66,750,000)	(66,750)	66,750	-	-

Net loss	-	-	-	(1,991,515)	(1,991,515)

Balance, December 31, 2010	81,890,000	81,890	2,666,410	(2,047,783)	700,517

Common stock issued for services	4,950,000	4,950	311,390	-	316,340

Common stock issued for cash	11,916,667	11,917	538,083	-	550,000

Common stock issued for mineral properties	1,873,333	1,873	138,527	-	140,400

Common stock issued for accounts payable	233,632	234	6,775	-	7,009

Net loss	-	-	-	(1,348,337)	(1,348,337)

Balance, December 31, 2011	100,863,632	$100,864	$3,661,185	$(3,396,120)	$365,929
The accompanying notes are an integral part of these financial statements.

BIG BEAR MINING CORP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Inception
	Year Ended	Year Ended	through
	December 31	December 31	December 31
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,348,337)	$(1,991,515)	$(3,396,120)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,460	475	1,935
Stock issued for services	316,340	508,500	824,840
Impairment of mineral claims	163,400	-	163,400
Changes in operating assets and liabilities:
Restricted cash	54,200	(54,200)	-
Prepaid expenses	21,251	(26,981)	(5,730)
Accounts payable	23,970	(3,878)	32,382
Accounts payable-related party	43,628	109,438	153,066
Other liability	-	23,615	23,615

Net cash used by operating activities	(724,088)	(1,434,546)	(2,202,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,920)	(2,920)
Purchase of mineral properties	(52,000)	(293,000)	(345,000)
Net cash used by investing activities	(52,000)	(295,920)	(347,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	5,500	-	5,995
Common stock issued for cash less financing fees	550,000	1,950,000	2,544,800
Net cash provided by financing activities	555,500	1,950,000	2,550,795

NET CHANGE IN CASH	(220,588)	219,534	263

CASH, BEGINNING OF PERIOD	220,851	1,317	-

CASH, END OF PERIOD	$263	$220,851	$263

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of mineral property	$140,400	$245,000	$385,400
Common stock issued for accounts payable	$7,009	$-	$7,009

The accompanying notes are an integral part of these financial statements.

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

Going concern

Big Bear's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Big Bear has incurred net losses of $3,396,120 since inception. This condition raises substantial doubt about Big Bear's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Mineral Interest

Mineral property acquisition costs are capitalized in accordance with ASC 930. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Environmental Costs

The Company is engaged in mineral exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of mining site. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company. During the years ended December 31, 2011, and December 31, 2010 the Company recorded estimated environmental restoration costs as other liability.

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

Financial Instruments

As of December 31, 2011, the Company's financial instruments consist primarily of cash and restricted cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

NOTE 3 – MINERAL PROPERTIES

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
The Rubicon Option Agreement was relinquished and an impairment charge of $65,000 was recorded as of December 31, 2011.

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

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

In accordance with the Sol d’or Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Sol d’or Option Agreement was relinquished and an impairment charge of $62,200 was recorded as of December 31, 2011.

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

In accordance with the Stevens Lake Option Agreement, Rubicon retains a royalty of 2% of the net smelter returns, 50% of which the Company has the option to purchase with cash payment of $1,000,000. The Stevens Lake Option Agreement was relinquished and an impairment charge of $36,200 was recorded as of December 31, 2011.

From April 1, 2010 (inception of the first Red Lake option agreement) to December 31, 2011, the Company incurred total exploration costs of $181,346 on the three Red Lake mineral interests, which met the work commitments required by the government of Ontario.

Rattlesnake Property, Wyoming, USA

Rattlesnake Hills Option Agreement

Effective August 2, 2010 the Company entered into a property purchase option agreement (the “Rattlesnake Hills Option Agreement”) with John Glasscock, a director of the Company, whereby the Company is entitled to acquire up to 100% interest in 452 mineral claims located in Natrona County, Wyoming. Considerations for the 100% interest in the claims are as follows:

-	Initial cash payment of $250,000 (paid);
-	Issuance of 1,000,000 shares of the Company’s common stock within 30 days of the agreement (issued);

-	Issuance of second 1,000,000 shares of the Company’s common stock on or before the first anniversary of the agreement (approved and issued on August 11, 2011, valued at $67,000)
-	Issuance of third 1,000,000 shares of the Company’s common stock on or before the second anniversary of the agreement;

-	Payments for all property costs which include annual lease payments estimated at $63,000 required by the State of Wyoming (2010 payments were made. 2011 payments were made).

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

The Rattlesnake Hills Option Agreement is in good standing as at December 31, 2011 and the date of this filing.

From August 2, 2010 (inception of the Rattlesnake Option Agreement) to December 31, 2011, the Company incurred total exploration costs of $946,265 on the Rattlesnake mineral interest.

The Company has recorded a liability for the estimated reclamation costs from the initial work performed on the Rattlesnake property. The liability was estimated to be $23,615 at December 31, 2011 and December 31, 2010.

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

•
$40,000 by March 29, 2012 ($10,000 paid on April 14, 2011 as non-refundable deposit within five business days from the Effective Date); the remaining $30,000 has not been paid as of the date of this filing. The Company received and extension for payment through June 29, 2012,

•	$40,000 by March 29, 2013;

•	$40,000 by March 29, 2014;

•	$80,000 by March 29, 2015;

-	Issuance of 1,100,000 shares of the Company’s common stock as follows:

•	500,000 shares by May 15, 2011 (approved for issuance on May 9, 2011, valued at $40,000)

•	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Incur exploration expenditures of $1,000,000 as follows:

•	$100,000 by March 29, 2012; the Company has met this requirement as of the date of this filing.

•	$200,000 by March 29, 2013;

•	$500,000 by March 29, 2014;

•	$200,000 by March 29, 2015.

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

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company paid management fees of $80,000 to the President of the Company, incurred management fees of $81,000 to the Company’s Vice President of Exploration, management fees of $25,000, $35,000 and $12,000 to three directors of the Company, and $49,000 to a director and the CFO of the Company, respectively.  $1,677 was paid in expense reimbursement to an officer of the Company.  At December 31, 2011, the Company had a balance of $51,277 owed to the directors and officers.

During the year ended December 31, 2011, the Company incurred $124,908 of geological consulting fees, travel costs to the Company’s mining sites, field supplies and other exploration related costs to a private company of which the Company's Principal Executive Officer is a principal. At December 31, 2011, the Company had a balance of $102,284 owed to this private company.

As of December 31, 2011 the Company owed a related party $5,500. The Company's Principal Financial Officer is also an officer of the related entity. The note is due on demand, has no stated interest rate and no collateral.
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

On November 1, 2011, the Company agreed to a debt settlement with WL Macdonald Law Corporation by which the Company will issue 233,632 shares of common stock with a fair value of approximately $7,000.

On November 28, 2011, the Company issued 300,000 shares of common stock to World Stock Exchange, LLC, valued at $7,590, to assist the Company in raising equity financing.

On December 12, 2011, the Company issued 750,000 shares of common stock to Stock Vest Inc, valued at $20,250, for advertising services.

On August 11, 2011, the Company issued 1,500,000 shares of common stock to Mr. Glasscock, valued at $100,500, as consideration for the amendment of the Rattlesnake Option Agreement.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On July 28, 2011, the Company signed an engagement letter with MidSouth Capital Inc. (“MidSouth”) whereby MidSouth assists the Company in raising equity financing for the following consideration:

-	Issue 500,000 shares of the Company’s common stock five business days after the execution of the engagement letter, with the related shares issued on July 29, 2011;
-	10% of the capital raised by MidSouth for the Company; and
-	200,000 shares by each of March 29, 2012, 2013 and 2014;

-	Issue 100,000 shares of the Company’s common stock per every $100,000 cash raised for the period of two years.

The agreement is for a twelve-month initial period with the Company's option to renew for an additional six months.

Office Rent

On April 15, 2010 the Company entered into an office rent agreement at $1,187 per month for office space in Arizona, which on August 2, 2010 was amended to $1,999 per month due to increased office space. The lease was amended again to increase rent to $2,219, with a one year term ending May 31, 2012. The term of the agreement is one year ending April 30, 2012. A total deposit of $5,730 was paid upon signing and amendment of the agreement.

NOTE 7 - INCOME TAXES

The Company follows Statement of ASC 740 " Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2011	2010
Refundable federal income tax attributable to:
Current operations	$343,000	$496,000
Less, change in valuation allowance	(343,000)	(496,000)
Net refundable amount	$-	$-

The main differences between the statutory rate of 34% and the Company’s effective rate of 0% are non-deductible stock-based compensation and the change in valuation allowance.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$858,100	515,100
Less, valuation allowance	(858,100)	(515,100)
Net deferred tax asset	$-	$-

At December 31, 2011, Big Bear had an unused net operating loss carryover approximating $2,523,000 that is available to offset future taxable income; it expires beginning in 2025.

BIG BEAR MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

Effective January 20, 2012 we entered into a financing agreement with Publican Capital Corp, whereby we had the right to request Publican Capital to purchase up to $20,000 of our common stock at $0.01 per share.  As of April 12, 2012, we have received $20,000 for 2,000,000 shares.  The related shares were issued on March 8, 2012.

Effective January 23, 2012 we entered into a financing agreement with Cork Investments, Inc, whereby we had the right to request Cork Investments to purchase up to $20,000 of our common stock at $0.01 per share.  The related 2,000,000 shares were issued on March 8, 2012.

Effective January 23, 2012 we entered into a private placement subscription agreement with John Ryan, the Company’s Principal Financial Officer, for the acquisition of 2,000,000 shares of common stock at the price of $0.02 per share, for proceeds of $20,000.  The consideration was provided in the form of a promissory note, with a due date of May 30, 2012, at which time the shares were to be returned for cancellation if the promissory note had not been paid.  The shares were issued on March 8, 2012.

On March 5, 2012, the Company signed an advertising, public relations and marketing letter with StockVest Inc. whereby StockVest will provide advertising service for the  Company for the following consideration:

-	1,500,000 restricted shares

The contract expires December 31, 2013.  The related shares were issued on March 8, 2012.

Effective January 27, 2012 we entered into an asset purchase agreement (the “Elk City, Idaho Agreement”) with Southern Legacy Minerals, Inc, whereby we acquired 100% interest in 48 federal mining claims located in Idaho County, Idaho.  Considerations for the 100% interest in the 48 claims are as follows:

-	6,000,000 shares of restricted stock valued at $0.02
-	6,000,000 warrants exercisable at $0.04 which expire on January 27, 2015.

Related shares were issued on March 8, 2012.  The Company is currently compiling the database on the Elk City property and further mapping and sampling are planned for 2012.

On January 10, 2012 the Company issued 1,800,000 shares to James Baughman for 2011 and 2012 services.  The value of the 2011 services have been accrued in the Company financial statements as of December 31, 2011.

On January 10, 2012 the Company issued 2,100,000 shares to John Glasscock for 2011 and 2012 services.  The value of the 2011 services have been accrued in the Company financial statements as of December 31, 2011.

On January 10, 2012 the Company issued 2,000,000 shares to John Ryan for 2011 and 2012 services.  The value of the 2011 services have been accrued in the Company financial statements as of December 31, 2011.

On April 10, 2012 the Company issued 200,000 shares to GPMUS in connection with the Lewiston Property Option Agreement.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Our  management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our president (our principal executive officer, principal accounting officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.         We did not maintain appropriate financial reporting controls – As of December 31, 2011, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process.  As at December 31, 2011, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of stock-based compensation.

2.         We do not have a financial expert on our Board of Directors – The majority of our Board of Directors also acts on the Audit Committee in providing necessary oversight over our financial reporting process and management.  Currently, our Board of Directors does not have a financial expert which increases the likelihood of financial reporting errors and deficiencies in implementing relevant financial reporting standards.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our independent registered public auditors, were not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On August 24, 2011, Southern Legacy Minerals, Inc. purchased a total 22,000,000 shares of our common stock from Steve Rix, our former director and officer, in a private transaction for $125,000. As at the date of this Annual Report, Southern Legacy now owns 31.6% of our company’s issued and outstanding shares of common stock.

On August 24, 2011, we received resignations from Steve Rix, Michael Schifsky and Henry Konerko.  Mr. Rix resigned as president, secretary, treasurer and director of our company.  Mr. Schifsky resigned as interim chief financial officer as well as a director and Mr. Konerko resigned as a director of our company.

Concurrently with the resignations, we appointed James G. Baughman as interim chief executive officer, president, secretary and treasurer of our company.  Mr. Baughman is currently a member to our company’s board of directors.

Also on August 24, 2011, we accepted consents to act from John Ryan, Howard Crosby and Bruce Reid.  We appointed Mr. Ryan as chief financial officer and as a member to our board of directors, Mr. Reid as chairman to our board of directors and Mr. Crosby as a member to our board of directors.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
James G. Baughman	Interim Chief Executive Officer, President, Secretary, Treasurer and Director	55	June 1, 2010
John Ryan	Chief Financial Officer and Director	50	August 24, 2011
John Glasscock	Director and VP of Exploration	56	April 19, 2010
Howard Crosby	Director	59	August 24, 2011
Bruce Reid	Director	55	August 24, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

James G. Baughman – Interim Chief Executive Officer, President, Secretary, Treasurer and Director

James G. Baughman has been a member of our board of directors since June 1, 2010 and was appointed interim Chief Executive Officer, President, Secretary and Treasurer on August 24, 2011.

Mr. Baughman has worked as a geologist for more than 25 years in mining operations and mineral exploration projects for precious, base metals, and uranium. Mr. Baughman has provided technical services and project management for a number of major and junior mining companies.

From September, 2010 to February 28, 2011 Mr. Baughman was employed by Terra Mining Corp. as Chief Operating Officer and transitioned to the same capacity in West Mountain Index Advisors, Inc. on March 1, 2011.

From October of 2006 to the September 2010, Mr. Baughman was CEO of Uranium Corp., a private company. Mr. Baughman also served as chief operating officer and a director in March 2010 of American Mining Corporation.

From July of 2004 to May of 2006, Mr. Baughman was the co-founder, president and chief executive officer of High Plains Uranium Corp, and managed a successful initial public offering on the Toronto Stock Exchange.  From May of 2006 to October of 2006, Mr. Baughman was the chief executive officer of Kenai Resources, formerly known as Triumph Gold Corp, a public company on the Toronto Stock Exchange.

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

John Ryan – Chief Financial Officer and Director

Mr. Ryan was appointed Chief Financial Officer and a director of our company on August 24, 2011.

From April 2006 to January 2009, John Ryan was the co-founder and executive chairman of US Silver (TSX-USA), where he was instrumental in the acquisition of the Galena Mine and the subsequent listing of the Company on the Toronto Stock Exchange as a Venture listing.  His primary responsibilities during his tenure at US Silver were to guide strategic planning and to assist with financing requirements for the mine.

Since May 2007 to present, Mr. Ryan has been the chief financial officer of US Uranium.  His duties and responsibilities include taking care of all receivables, payables and maintaining financial statements of the company.

Since March 2010 to present, Mr. Ryan has been the chairman and chief executive officer of Senetek PLC (OTCBB-SNKTY), wherein he has been the principal executive of the company, responsible for all aspects of company business, including the sale of the legacy assets and the transition to a mining company. .

Mr. Ryan acquired a Bachelor of Science in mining engineering from University of Idaho, in 1985 and earned his juris doctorate from Boston College Law School in 1992.  He also holds Series 62 and Series 63 securities licenses and is registered with Sunrise Securities Corp. in New York, New York and currently resides in Coeur d'Alene, Idaho.

Howard Crosby

Mr. Crosby was appointed a director of our company on August 24, 2011.

Since September 1989 to present, Mr. Crosby has been the chairman and president of Crosby Enterprises, Inc, a closely held corporation providing consulting services and private investment to the mining industry.  As president, Mr. Crosby is responsible for all aspects of the company as a principal executive and financial officer.

Since March 2010 to present, Mr. Crosby has been the president and chief financial officer of Senetek PLC, where he has been instrumental in transforming the Company from a pharmaceutical company into a mining company.  As president, he helps guide strategic decisions and as a chief financial officer of the company, he has overall responsibility for the financial reporting to the SEC.

Mr. Crosby earned Bachelor of Arts degree from University of Idaho in 1974 and currently resides in Walla Walla, Washington.

Bruce Reid

Mr. Reid was appointed a director of our company on August 24, 2011.

Following a long career as an investment banker specializing in mining equities, from May 2006 to November 2009, Mr. Reid was appointed as a chief executive officer of US Silver, where his main responsibilities were to guide the company in its formative days, through listing and subsequent restart of the Galena Mine.  Following his tenure at US Silver, he led a proxy fight to gain control of Carlisle Goldfields and since 2009 to present, has been the president, chief executive officer and director of Carlisle (TSE-CGJ).  He has performed all of the traditional responsibilities of the chief executive officer, and is currently guiding a major drilling program at the company's Lynn Lake, Manitoba project.

Mr. Reid was also the president and chief executive officer of U.S. Silver Corp. from June 2006 to November 2009 as well as vice-president, Corporate Finance of Research Capital from 2002 to 2006.  Mr. Reid brings to the Corporation extensive experience in corporate finance and in the mining and mineral exploration industry.

Mr. Reid earned a Bachelor of Science in geology from the University of Toronto in 1979 and a finance degree from the University of Windsor.  He is an independent geological consultant and currently resides in Toronto, Canada.

John Glasscock – Director

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

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following. [NTD – directors/officers and 10% shareholders to ensure that they have filed a Form 3 and Form 4 as required.  All directors/officers and 10% shareholders must ensure that their filings are up to date.]

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
John Ryan	1 (1)(2)	2	N/A
Howard Crosby	1 (1)(2)	1	N/A
Bruce Reid	1 (1)	Nil	N/A
Southern Legacy Minerals Inc.	2(3)	3	N/A

(1)	The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

(2)	The director or officer was late filing a Form 4, Change in Statement of Beneficial Ownership.

(3)	The 10% holder was late filing a Form 3, Initial Statement of Beneficial Offering and filing a Form 4, Change in Statement of Beneficial Ownership

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Audit Committee Financial Expert

Our board of directors has determined that it has one member, John Ryan, of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Rix(1) President, Secretary, Treasurer and Director	2011 2010	$60,000 74,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$60,000 74,000
Dwayne Skellern(2) Former President, Secretary, Treasurer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James Baughman(3) President, Secretary, Treasurer and Director	2011 2010	$15,000 21,000	Nil Nil	N/A 90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$15,000 111,000
Michael Schifsky(4) Former Interim Chief Financial Officer	2011 2010	$33,000 21,000	N/A Nil	N/A 135,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	$33,000 156,000
John Ryan(5) Chief Financial Officer	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
John Glasscock(6) Vice President Exploration	2011 2010	50,000 70,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	50,000 70,000

(1)	Mr. Rix was appointed the President, Treasurer, Secretary and a director of our company on March 16, 2010 and resigned from all positions on August 24, 2011.

(2)	Mr. Skellern resigned as President, Treasurer, Secretary and a director of our company on March 16, 2010 and resigned from all positions on May 16, 2010.

(3)	Mr. Baughman was appointed a director of our company on June 1, 2010 and as Interim Chief Executive Officer, President, Secretary and Treasurer on August 24, 2011.

(4)	Mr. Schifsky was appointed a director of our company on July 1, 2010 and interim Chief Financial Officer on December 21, 2010 and resigned from all positions on August 24, 2011.

(5)	Mr. Ryan was appointed a director and Chief Financial Officer of our company on August 24, 2011.

(6)	Mr. Glasscock was appointed a director and VP of Exploration of our company on April 19, 2010

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On January 10, 2012 we approved a compensation arrangement with James Baughman, wherein we have agreed to pay $3,000 for each of June and July, 2011 and $2,000 for each of August, September, October, November and December of 2011.  In addition, we have agreed to issue 100,000 shares of our common stock for each of August, September, October, November and December of 2011.  Related shares have been issued as of the date of this filing.

On January 23, 2012 we entered into a compensation arrangement with John Glasscock, wherein we have agreed to pay $7,000 for each of June, July and August of 2011.  In addition, we have agreed to issue 700,000 shares of our common stock for each of June, July and August of 2011. Related shares have been issued as of the date of this filing.

On January 23, 2012 we entered into a compensation arrangement with John Ryan, wherein we have agreed to pay $3,000 for each of September, October, November and December 2011 and for January 2012.  In addition, we have agreed to issue 100,000 shares of our common stock for each of September, October, November and December 2011 and for January 2012.  Related shares have been issued as of the date of this filing.

2011 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 26, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
James G. Baughman Denver, CO	4,900,000 common shares(2)	4.07%
John Glasscock Laramie, WY	5,700,000 common shares	4.74%
John Ryan Hilton Head, SC	4,000,000 common shares	3.33%
Howard Crosby Walla Walla, WA	2,000,000 common shares(3)	1.66%
Bruce Reid Toronto, Ontario, Canada	0 common shares	0%
Directors and Executive Officers as a Group(1)	16,600,000 common shares	13.80%
Southern Legacy Minerals Inc. Hilton Head, SC	38,000,000 common shares	31.6%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 9, 2012.  As of April 9, 2012 there were 120,263,631 shares of our company’s common stock issued and outstanding

(2)	Mr. Baughman holds 2,000,000 shares in the name of Publican Capital Corp. for which he holds sole voting and investment power.
(3)	Mr. Crosby holds 2,000,000 shares in the name of Cork Investments, Inc., for which he holds sole voting investment power.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with five (5) directors, consisting of James G. Baughman, John Glasscock, John Ryan, Howard Crosby and Bruce Reid.

We have determined that Howard Crosby and Bruce Reid are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it has one member of its audit committee, John Ryan, who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011		December 31, 2010
Audit Fees		$27,635		$6,800
Audit Related Fees		$16,164		$12,650
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$43,799		$19,450

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.2	Bylaws (incorporated by reference from our SB-2 Registration Statement filed March 17, 2006).
3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed March 1, 2010)
(10)	Material Contracts
10.1	Financing Agreement between Big Bear Mining Corp. and Intosh Services Limited, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed April 8, 2010)
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

10.5	Rattlesnake Hills Option Agreement between Big Bear Mining Corp. and John Glasscock dated August 2, 2010 (incorporated by reference from our Current Report on Form 8-K filed August 12, 2010).
10.6	Amending Agreement dated July 19, 2011(incorporated by reference from our Current Report on Form 8-K filed August 2, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIG BEAR MINING CORP.
(Registrant)
Dated: May 14, 2012
James G. Baughman
Interim Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: May 14, 2012
John Ryan
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2012
James G. Baughman
Interim Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: May 14, 2012
John Ryan
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 14, 2012
Howard Crosby
Director

Dated: May 14, 2012
Bruce Reid
Director

Dated: May 14, 2012
John W. Glasscock
Director